Form 10KSB
period 2007-12-31
Engraving Masters, Inc.
filed 2008-04-11
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-52942

THE ENGRAVING MASTERS, INC.
(Name of small business issuer in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3717 W. Woodside Spokane, WA	99208
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (509) 599-2728

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $32,600 as of April 10, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 2008 was 7,630,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, The Engraving Masters’ actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

The Engraving Masters, Inc. was incorporated in the State of Nevada on September 11, 2006.

In January 2007, we entered into a Procurement Agreement with The Engravers, Inc., an engraving company founded in 1982 in Spokane, Washington, which is owned and operated by the family of our officers and directors.  This Agreement provides us with access to the inventory, engraving equipment and facilities and expertise of The Engravers.  We will not maintain any inventory.  All items that will be listed on our proposed website will be acquired from the inventory of The Engravers, and are expected to be available on a just-in-time basis.  When we receive an order, an order for the merchandise and engraving services will be placed concurrently with The Engravers, who will fulfill the order with their saleable inventory and engraved by their engraving equipment and personnel.  We will not hire any engraving employees and will not own any capital equipment.  Pursuant to the Procurement Agreement, all products purchased from The Engravers will be acquired at the wholesale cost of the item, calculated as the cost of the inventory, engraving costs, freight in and freight out.

In October 2007, we sold an aggregate of 1,630,000 shares of our common stock in an offering made under Regulation D, Rule 504 to 25 individuals, for cash in the amount of $32,600.  Prior to, and up to the time of this offering, our operations were minimal and limited to forming our corporate identity, obtaining seed capital through sales of our equity, establishing our corporate hierarchy and began pursuit of our primary business plan.

Our administrative office is located at 3717 W. Woodside, Spokane, WA 99208.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

We are an online retailer of engraved products and awards, consisting of trophies, plaques, medals, statuettes and other recognition awards capable of being engraved with various congratulatory or personal phrases, for the purpose of recognizing achievements in sports, academics or other celebrations.  We have reserved the domain www.TheEngravingMasters.com, which will serve as our base of operations and the sole method through which sales will be initiated and realized.  Currently, the site is in development and has not been published.  Once the website is enabled as a sales channel, it will be expected to serve as our sole method of generating sales.  Resultantly, until the website is published, we will be unable to begin to generate revenues.

Our management believes that the best method for us to compete with online companies is to access the inventory and facilities of an established brick and mortar partner.  Resultantly, we have entered into a Procurement Agreement with The Engravers, a related-party engraving company founded in 1982 and serving the Spokane, Washington region, whereby we will not incur the significant inventory and overhead investments that many of our competitors do.  We will not carry any inventory of our own, nor will we own any engraving equipment or supplies.

Once we establish our website, customers will be able to view a selection of products available for sale.  Customers will also be able to consider engraving options, such as font styles and sizes.  Upon receiving an order online, we will confirm the accuracy of the order with the customer, then notify The Engravers of the items to be removed from The Engravers’ inventory and the engraving work to be done.  We will maintain no inventory and will outsource all engraving work to The Engravers.  We will rely solely upon The Engravers for all inventory and engraving services; thus we will maintain no inventory and will not own any engraving machinery or equipment.

Distribution Methods of the Products

We expect to use general parcel and postal services as our distribution methods to fulfill customer orders.  Such services include, without limitation, United Parcel Service, DHL, Federal Express and the United States Postal Service.

Industry Background and Competition

The market for engraving services and recognition awards in the United States is highly competitive and severely fragmented.  Our management believes there are moderate barriers to entry, including relatively high start-up costs for engraving equipment and inventory.  In the Spokane, Washington area, there are approximately three engraving companies, including The Engraver, with which we have a Procurement Agreement, listed in the Yellow Pages, all of which have only a local or regional presence.  To our knowledge, Things Remembered is the largest engraving company with a nationally recognized brand and physical presence.  There are also a number of regional engraving companies supplementing their business via the Internet.  A simple web search retrieves approximately 854,000 references for the phrase “engraving companies.”

Our management believes that most of our competitors are larger and have greater financial, technical, marketing and other resources, significantly greater name recognition and more traffic to their web sites.  Competition depends to a large extent on clients' perception of the quality of the award products and engraving services we provide in comparison to those of our competitors.  To the extent we lose clients to our competitors because of dissatisfaction with our products and services, or if our reputation is adversely impacted for any other reason, our ability to attract customers, and there for our ability to generate revenues, will be reduced.

Principal suppliers

We will not directly procure any raw materials, nor will we produce or engrave any of the products we intend to sell.  In accordance with our Procurement Agreement, all orders we receive will be fulfilled by The Engravers from start to finish.  We will not maintain any inventory and we will not perform any engraving services.  As a result, The Engravers are our sole method of completing customer orders.  We have no alternate supply sources.  Our business would be seriously harmed if our relationship with The Engravers were terminated or if we were unable to obtain sufficient quantities of merchandise on acceptable terms from The Engravers.  Additionally, we may be unable to establish alternative sources of supply to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose potential sales.

Need for Government Approval of Principal Products

While we believe we are and will be in substantial compliance with the laws and regulations which regulate our business, and that we possess all the licenses required in the conduct of our business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact our proposed business.

Number of total employees and number of full time employees

We presently have no employees.  Instead, we presently rely on the efforts of David Uddman and Jolene Uddman, our executive officers.  We believe that our operations are currently on a small scale that is manageable by these individuals on a part-time basis.

Reports to Security Holders

(1)

We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

(2)

We intend to become a reporting issuer with the Securities and Exchange Commission.  We will file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

You may read and copy any materials The Engraving Masters will file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site (http://www.sec.gov).

Risk Factors

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of David Uddman, our President and director, and Jolene Uddman, our Secretary, Treasurer and director.  Neither Mr. nor Mrs. Uddman has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to offer and sell the shares in this offering and develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

Both Mr. and Mrs. Uddman are involved in other business opportunities and may face a conflict in selecting between The Engraving Masters and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both Mr. and Mrs. Uddman to other pursuits without a sufficient warning we may, consequently, go out of business.

Investors may lose their entire investment if we fail to implement our business plan.

The Engraving Masters, Inc. was formed in September 2006.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  The Engraving Masters cannot guarantee that we will be successful in executing our proposed engraving services and merchandising business.  To date, we have not generated any revenues, have not purchased any inventory, have not developed a marketing plan and expect to incur losses for the foreseeable future.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

We have yet to commence our planned merchandising operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholders, officers and directors of The Engraving Masters controls the majority of our issued and outstanding common stock.

David Uddman, an executive officer, employee and director, beneficially owns 78.64% of our issued and outstanding common stock.  As a result of such ownership, investors in this offering will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

The Engraving Masters may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling engraved products and awards to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, The Engraving Masters may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those to we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We may be unable to generate sales without sales, marketing or distribution capabilities.

We have not commenced our planned business of selling engraved recognition awards and do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

We may not be able to generate sales because consumers may choose not to shop online.

We may not be able to attract potential customers who shop in traditional retail stores to shop on our proposed web site.  Furthermore, we may incur significantly higher and more sustained advertising and promotional expenditures than anticipated to attract online shoppers and to convert those shoppers into purchasing customers.  As a result, we may not be able to achieve profitability, and even if we are successful at attracting online customers, we expect it could take several years to build a substantial customer base.  Specific factors that could prevent widespread customer acceptance of our e-commerce solution include:

1.

Customer concerns about buying products without physically viewing or handling them;

2.

Customer concerns about the security of online transactions and the privacy of their personal information; and

3.

Difficulties in returning or exchanging items purchased through the website.

The Engraving Masters may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of David Uddman, our President and director, and Jolene Uddman, our Secretary, Treasurer and director.  We have no other full- or part-time employees besides these individuals.  Furthermore, we do not maintain key man life insurance on either of these two individuals.  Without employment contracts, we may lose either or both of our officers and directors to other pursuits without a sufficient warning and, consequently, go out of business.

Both Mr. and Mrs. Uddman are involved in other business opportunities and may face a conflict in selecting between The Engraving Masters and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both Mr. and Mrs. Uddman to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

DESCRIPTION OF PROPERTY

We use office space at 3717 W. Woodside, Spokane, Washington 99208.  Our officers, David and Jolene Uddman, provide the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of The Engraving Masters, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of The Engraving Masters, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of The Engraving Masters, Inc. has been convicted of violating a federal or state securities or commodities law.

The Engraving Masters, Inc. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of The Engraving Masters, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

As of March 31, 2008, no public market in our common stock exists and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Shares Available Under Rule 144

We have 7,630,000 shares of common stock outstanding, of which 6,000,000 bear a restricted legend.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this prospectus, The Engraving Masters, Inc. has 7,630,000 shares of $0.001 par value common stock issued and outstanding held by 26 shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

The Engraving Masters, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, The Engraving Masters intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including The Engraving Masters’ financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2)

On October 5, 2006, we issued 6,000,000 shares of our common stock to David Uddman, an officer and director, as founders’ shares in exchange for cash in the amount of $10,000.  We believe that this transaction is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.

This issuances did not involve underwriters, underwriting discounts or commissions;

2.

Restrictive legends were placed on all certificates issued;

3.

The distribution did not involve general solicitation or advertising; and

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  Mr. Uddman was given access to all information about our business and the opportunity to ask questions and receive answers about our business prior to making any investment decision.

On the basis of the above facts we claim that the issuances of a total of 6,000,000 shares of its Common Stock in October 2006 qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Sales conducted under Regulation D

In October 2007, we completed an offering of shares common stock in accordance with Regulation D, Rule 504 of the Securities Act, registered by qualification in the State of Nevada, whereby we sold 1,630,000 shares of common stock, par value, at a price of $0.05 per share to 25 non-affiliated investors.  All investors were, at the time of purchase, residents of the State of Nevada.

This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act.  In addition, this offering was underwritten on a best efforts basis.  In regards to the offering closed in October 2007, listed below are the factual circumstances which support the availability of Rule 504:

1.

        At the time of the offering, we were not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act.  Further, we are not now, nor were we at the time of the offering, considered to be an investment company.  Finally, since inception, we have pursued a specific business plan, and continue to do so.

2.

        We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state.  The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale.  In October 2007, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 1,630,000 shares of our common stock to a total of 25 shareholders.  One of these purchasers is our sole officer and director, although at the time of purchase, he was not.  The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.

3.

The aggregate offering price for the offering closed in October 2007 was $32,600, all of which was collected from the offering.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. The Engraving Masters, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

We were incorporated in the State of Nevada on September 11, 2006.  We are a startup company with limited operations and no contract employees.  In our initial operating period from inception to December 31, 2007, we did not generate any revenues, while incurring a cumulative net loss of $11,759 for the period.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.

Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.

Formation of the company and obtaining start-up capital;

2.

Obtaining capital through sales of our common stock;

3.

Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;

4.

Entering a Procurement Agreement with a supplier; and

5.

Reserving a domain name at http://www.theengravingmasters.com.

We are an early stage company with limited operations.  In our initial operating period from inception to December 31, 2007, we generated no revenues, while incurring $11,759 in expenses incurred in pursuit of our business objectives.  This resulted in a cumulative net loss of $11,759 for the period, which was attributable to general and administrative expenses related to the costs of start-up operations.  Our start-up costs from inception to December 31, 2007 include the following:

Account	Amount

General and administrative:
(office supplies, utilities, bank service fees, office expenses, etc.)	$ 8,709
Accounting fees	$ 3,050

No development related expenses have been or will be paid to our affiliates.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

At the time of incorporation, we had limited to no operations and no funds with which to finance our operations.  In consideration of this dilemma, our former sole officer and director sought investment from third-parties.  As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.

On October 5, 2006, we issued 6,000,000 shares of our common stock to David Uddman, an officer and director, in exchange for cash in the amount of $10,000.

2.

In October 2007, we sold an aggregate of 1,630,000 shares of our common stock in an offering made under Regulation D, Rule 504 to 25 individuals, for cash in the amount of $32,600.  Prior to, and up to the time of this offering, our operations were minimal and limited to forming our corporate identity, obtaining seed capital through sales of our equity, establishing our corporate hierarchy and began pursuit of our primary business plan.

Generating sales in the next six to 12 months is important to support our business.  Unfortunately, we cannot guarantee that we will generate such growth.  As of December 31, 2007, we had $30,736 of cash on hand, which our management believes these funds are sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  However, if our expenses are greater than anticipated and we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise further capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appears sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by these two individuals.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Plan of Operation

As of December 31, 2007, we had $30,736 of cash on hand.  We believe that these funds will be sufficient to satisfy our start-up and operating requirements for the next 12 months.  The table below sets forth the anticipated use of funds for the elements of our business plan that constitute top priorities and the amount expended as of December 31, 2007:

	Amount	Amount	Estimated
	Allocated	Expended	Completion
Accounting fees	$8,000	$1,000	Quarterly
Advertising and marketing	$6,000	$ 0	May 2008
Legal and professional fees	$3,000	$4,260	Use as needed
Office equipment	$4,000	$ 0	Use as needed
Office supplies	$1,500	$ 0	Ongoing
Website development and maintenance	$4,000	$ 0	February 2008
Working capital	$6,100	$ 267	Ongoing

As of the date of this registration statement we are a development stage company with no revenues and a limited operational history.  Our business goal is to become an online retailer of personalized engraving services.  We have not yet published our web page, and therefore do not have any revenue generating capabilities at this time.  Our management has identified two key operational objectives as critical success factors in order for us to continue as a realize revenues in an effort to become a going concern:

1.

Establish our Internet presence:  We intend to operate solely as an online company.  All sales are expected to be realized through our proposed web site.  Without an Internet presence, we will be unable to generate any revenues.  Therefore, we believe that developing a website is imperative in executing our proposed business.  We have reserved the domain name www.TheEngravingMasters.com.  The site is not currently operations and we are working to develop content for the web site.  We have budgeted approximately $4,000 toward establishing a working version of our website during the second quarter of 2008.  Our management expects to refine and improve the site as our capital permits and our operations warrant.

2.

Develop and implement an Internet marketing strategy:  Within three months after publishing out Internet site, our management plans to develop and implement a promotional strategy to generate awareness of our brand and proposed products, as well as drive traffic to our proposed web site.  Our current plan is to utilize search engine placement and keyword submission optimization services to increase the visibility of our website.  Our management estimates our budget for these advertising methods is approximately $500 per month, over the twelve months following implementation.  However, we continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.  To date, we have not developed or implemented any marketing strategy.

In addition, we expect to incur approximately $11,000 in accounting, legal and professional expenses related to being a public reporting company over the next 12 months.  Although our officers and directors have no specific experience managing a public company, we believe these funds will be sufficient to maintain our status as a reporting company with the SEC.  Our officers and directors recognize that we are required to continuously file reports with the SEC and any exchange we may be listed on, and understand the resultant increased costs of being a public reporting company.

We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  If we do not generate sufficient cash flow to support our operations over the next 12 months, or if our overhead increases substantially, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As of the date of the registration statement, we have no plans to perform any product research and development in the near term.  There are no expected purchases of plant or significant equipment.  Also, there are no plans to hire additional personnel in the near term.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

The Engraving Masters, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2007

and

Statements of Operations,

Stockholders’ Equity

and

Cash Flows

For the year ended

December 31, 2007,

and

for the period

September 11, 2006 (Date of Inception)

through

December 31, 2007

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                   PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Engraving Masters, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of The Engraving Masters, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, since inception on September 11, 2006 through December 31, 2006 and from inception September 11, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Engraving Masters, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, since inception on September 11, 2006 through December 31, 2006 and from inception September 11, 2006 through December 31, 2007., in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $11,759 and has had no sales, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 10, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FS1

The Engraving Masters, Inc.

(a Development Stage Company)

Balance Sheet

December 31,
2007
Assets

Current assets:
Cash	$ 30,736
Total current assets	30,736

$ 30,736

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 120
Total current assets	120

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and	7,630
Additional paid-in capital	34,745
(Deficit) accumulated during development stage	(11,759)
30,616

$ 30,736

The accompanying notes are an integral part of these financial statements.

FS2

The Engraving Masters, Inc.

(a Development Stage Company)

Statements of Operations

	For the years ended		September 11, 2006
	December 31,		(Inception) to
	2007	2006	December 31, 2007

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	8,297	3,462	11,759
Total expenses	8,297	3,462	11,759

(Loss) from continuing operations before income taxes	(8,297)	(3,462)	(11,759)

Provision for income taxes	-	-	-

Net (loss)	$(8,297)	$(3,462)	$(11,759)

Weighted average number of
common shares outstanding – basic and fully diluted	6,410,849	6,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

FS3

The Engraving Masters, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
			Additional	Accumulated	Total
	Common Stock		Paid-in	During	Stockholders’
	Shares	Amount	Capital	Stage	Equity

September 2006
Additional paid-in capital	-	$-	$175	$-	$175

September 2006
Additional paid-in capital	-	-	100	-	100

October 2006
Founders’ shares
issued for cash	6,000,000	6,000	4,000	-	10,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	(3,462)	(3,462)

Balance, December 31, 2006	6,000,000	6,000	4,275	(3,462)	6,813

October 2007
Issued for cash	1,630,000	1,630	30,470	-	33,730

Net (loss)
For the year ended
December 31, 2007	-	-	-	(8,297)	(8,297)

Balance, December 31, 2007	7,630,000	$7,630	$34,745	$(11,759)	$30,616

The accompanying notes are an integral part of these financial statements.

FS4

The Engraving Masters, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the years ended		September 11, 2006
	December 31,		(inception) to
	2007	2006	December 31, 2007
Cash flows from operating activities
Net (loss)	$ (8,297)	$ (3,462)	$ (11,759)
Changes in operating assets and liabilities:
Increase in accounts payable	120	-	120
Net cash (used) by operating activities	(8,177)	(3,462)	(11,639)

Cash flows from financing activities
Donated capital	-	275	275
Issuances of common stock	32,100	10,000	42,100
Net cash provided by financing activities	32,100	10,275	42,375

Net increase in cash	23,923	6,813	30,736
Cash - beginning	6,813	-	-
Cash - ending	$ 30,736	$ 6,813	$ 30,736

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

FS5

The Engraving Masters, Inc.

(a Development Stage Company)

Notes

Note 1 – History and organization of the company

The Company was organized September 11, 2006 (Date of Inception) under the laws of the State of Nevada, as The Engraving Masters, Inc.  The Company is authorized to issue up to 200,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to sell engraved awards and collectibles via the Internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007 and 2006.

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2007 and 2006.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2007 and 2006.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2007 and 2006.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

FS6

The Engraving Masters, Inc.

(a Development Stage Company)

Notes

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses

The significant components of general and administrative expenses consists solely of legal and professional fees.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In June 2006, the Financial Accounting Standards Board (:FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2007 and found no adjustments necessary.

Year end

The Company has adopted December 31 as its fiscal year end.

FS7

The Engraving Masters, Inc.

(a Development Stage Company)

Notes

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($11,759) and had no sales for the period from September 11, 2006 (inception) to December 31, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Income taxes

For the years ended December 31, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007 and 2006, the Company had approximately $11,759 and $3,462 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	December 31
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 3,998	$ 1,177
Valuation allowance	(3,998)	(1,177)
Total deferred tax assets	$ -	$ -

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

Note 5 – Stockholders’ equity

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

On September 14, 2006, the sole officer and director of the Company paid for expenses on behalf of the Company in the amount of $175.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On September 25, 2006, the sole officer and director of the Company donated cash in the amount of $100.  The entire amount is considered to be additional paid-in capital.

On October 5, 2006, the Company issued 6,000,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $10,000.

On October 10, 2007, the Company issued 1,630,000 shares of its par value common stock in a public offering for total gross cash proceeds in the amount of $32,600.  Total offering costs related to this issuance was $500.

As of December 31, 2007, there have been no other issuances of common stock.

FS8

The Engraving Masters, Inc.

(a Development Stage Company)

Notes

Note 6 – Warrants and options

As of December 31, 2007 and 2006, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

In September 2006, an officer, director and shareholder of the Compcany paid for incorporation expenses on behalf of the Company in the amount $175.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

Also in, September 2006, an officer, director and shareholder of the Company donated cash in the amount of $100 to the Company.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

In September 2007, the Company loaned an officer and director cash in the amount of $50.  The loan bore no interest and was payable on demand.  In October 2007, the loan was repaid in full.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

FS9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Engraving Masters, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service(1)

David A. Uddman (2)	President and Director	September 2007 – 2008

Jolene M. Uddman (2)	Secretary, Treasurer and Director	September 2007 – 2008

Notes:

(1)

All directors hold office until the next annual meeting of the stockholders, which shall be held in September of 2008, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

(2)

The officers and directors of The Engraving Masters have obligations to entities other than the Company.  The Company expects each individual to spend approximately not less than 10 hours per week on the Company’s business affairs, or as needed.

Background of Directors, Executive Officers, Promoters and Control Persons

David A. Uddman, President, Chief Executive Officer and Director:  David Uddman has been a laser, computer, and pantograph engraver for approximately 25 years.  He specializes in corporate awards and plaques, as well as nametags and trophies and is proficient in working with many varied engraving mediums. Mr. Uddman is also proficient in many engraving software programs, including E-Machine and Coral Draw.  From 1982 to the present, Mr. Uddman has been employed as an engraving specialist at his family’s business, The Engraver, Inc.

Jolene M. Uddman, Secretary, Treasurer and Director:  From 2003 to the present, Jolene Uddman was employed by the Make-A-Wish Foundation, providing office support and managing volunteer files.  Mrs. Uddman has also been employed by the family engraving business, The Engraver, Inc., where she was the office manger.  Her responsibilities included maintaining accounts payable and receivable, preparing weekly payroll and monthly payroll taxes, managing customer accounts, and assisting with customer orders.  From 1985 to 1988, Mrs. Uddman attended Spokane Community College in Spokane, Washington in pursuit of  an Associates Degree as an Executive Secretary.  From 1988 to 1989, she attended Trend College in Spokane, Washington, where she studied Computerized Information Processing.

Family Relationships

David Uddman and Jolene Uddman are married.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal year ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

David Uddman	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0

Jolene Uddman	2007	0	0	0	0	0	0	0	0
Secretary and Treasurer	2006	0	0	0	0	0	0	0	0

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since the Company’s incorporation on September 11, 2006, no compensation has been paid to the Company’s officers.  The Company does not have employment agreements with any of its officers, directors of employees.  Any future compensation to be paid to these individuals will be determined by the Board of Directors, and employment agreements will be executed.  The Company does not currently have plans to pay any compensation to its officers or directors until such time as the Company is cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of The Engraving Masters, Inc.’s common stock by all persons known by The Engraving Masters to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	David Uddman, President, CEO and Director	6,000,000	78.6%

	All Directors and Officers as a group (1 person)	6,000,000	78.6%

Notes:

1.

The address for David Uddman is c/o The Engraving Masters, Inc., 3717 W. Woodside, Spokane, WA 99208.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 5, 2006, we issued 6,000,000 shares of our $0.001 par value common stock as founders’ shares to David Uddman, our President and a director, in exchange for cash in the amount of $10,000.

On January 12, 2007, we entered into a Procurement Agreement with The Engravers, Inc., an engraving company in Spokane, Washington owned and operated by the family of our officers and directors. Through the Agreement, we will have access to the inventory and engraving equipment owned by The Engravers.  In accordance with the Agreement, all items and services sold via our proposed website will be acquired and provided by The Engravers.  We will not hire any engraving employees and will not own any capital equipment.  Pursuant to the Procurement Agreement, all products purchased from The Engravers will be acquired at the wholesale cost of the item, calculated as the cost of the inventory, engraving costs, freight in and freight out.

Additionally, we use office space and services provided without charge by Mr. and Mrs. Uddman, our directors and officers.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form 10-SB, previously filed with the SEC on November 28, 2007.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007

Audit fees	$2,050
Audit-related fees	-
Tax fees	-
All other fees	-

Total fees	$2,050

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

THE ENGRAVING MASTERS, INC.
(Registrant)

By: /s/ David Uddman, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ David Uddman	President, CEO and Director	April 10, 2008
David Uddman

/s/ Jolene Uddman	Chief Financial Officer	April 10, 2008
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	April 10, 2008
Jolene Uddman