Form 10QSB
period 2008-03-31
Engraving Masters, Inc.
filed 2008-05-12
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52942

THE ENGRAVING MASTERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3717 W. Woodside, Spokane, Washington	99208
(Address of principal executive offices)	(Zip Code)

(509) 599-2728
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2008:

7,630,000

THE ENGRAVING MASTERS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10SB-12G, originally filed with the Commission on November 28, 2007, and subsequent amendments made thereto.

The Engraving Masters, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
Assets	2008

Current assets:
Cash	$26,832
Total current assets	26,832

$26,832

Liabilities and Stockholders’ Equity

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding	7,630
Additional paid-in capital	34,745
(Deficit) accumulated during development stage	(15,543)
26,832

$26,832

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months ended				September 11, 2006
	March 31,				(Inception) to
	2008		2007		March 31, 2008

Revenue		$-		$-	$-

Expenses:
General and administrative expenses		3,784		1,522	15,543
Total expenses		3,784		1,522	15,543

(Loss) before provision for income taxes		(3,784)		(1,522)	(15,543)

Net (loss)		$(3,784)		$(1,522)	$(15,543)

Weighted average number of
common shares outstanding - basic
and fully diluted		6,000,000		6,000,000

Net (loss) per share -
basic and fully diluted	$	$(0.00)	$	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		September 11, 2006
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Operating activities
Net (loss)	$(3,784)	$(1,522)	$(15,543)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	-
Changes in operating assets and liabilities:
Increase in accounts payable	(120)	-	-
Net cash (used) by operating activities	(3,904)	-	(15,543)

Financing activities
Donated capital	-	-	275
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	-	-	42,375

Net (decrease) increase in cash	(3,904)	(1,522)	26,832
Cash - beginning	30,736	6,813	-
Cash - ending	$26,832	$5,291	$26,832

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $15,543 and had no sales for the period from September 11, 2006 (inception) to March 31, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 - Stockholders’ equity

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

On October 5, the Company issued 6,000,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $10,000.

The Engraving Masters, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Stockholders’ equity (continued)

On October 10, 2007, the Company issued 1,630,000 shares of its par value common stock in a public offering for total gross cash proceeds in the amount of $32,600.  Total offering costs related to this issuance was $500.

As of March 31, 2008, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of March 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

In September 2006, an officer, director and shareholder of the Company paid for incorporation expenses on behalf of the Company in the amount $175.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

Also in September 2006, an officer, director and shareholder of the Company donated cash in the amount of $100 to the Company.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

In September 2007, the Company loaned an officer, director and shareholder of the Company $50.  This loan to a related party bears no interest and is due upon demand.

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about The Engraving Masters, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, The Engraving Masters’ actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

The Engraving Masters, Inc. was incorporated in the State of Nevada on September 11, 2006.  We are an online retailer of engraved products and awards, consisting of trophies, plaques, medals, statuettes and other recognition awards capable of being engraved with various congratulatory or personal phrases, for the purpose of recognizing achievements in sports, academics or other celebrations.

We have initiated our development and start-up activities, but have not commenced planned principal operations.  We have formed our corporate identity and begun preliminary planning of our proposed web site, published at www.TheEngravingMasters.com.

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

Management’s Discussion

From the period since our inception on September 11, 2006 to March 31, 2008, we did not generate any revenues.  Our singular goal is currently to implement our planned business and establish our website.  To that end, we spent a total of $3,784 during the three month period ended March 31, 2008, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  In the year ago three months ended March 31, 2007, total expenses were $1,522, consisting solely of general and administrative expenses.  The increase year-over-year is attributable to the cost of becoming, and maintaining our status as, a public reporting company.  Since our inception, we incurred aggregate expenses of $15,543, all of which was general and administrative costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month periods ended March 31, 2008 and 2007, our net losses totaled $3,784 and $1,522, respectively.  Since our inception, we have accumulated net losses in the amount of $15,543.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable since our inception.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

Generating sales in the next 12 months is important to support our business.  Unfortunately, we cannot guarantee that we will generate such growth.  As of the date of this registration statement we are a development stage company with no revenues and a limited operational history.  Our business goal is to become an online retailer of personalized engraving services.  We have not yet published our web page, and therefore do not have any revenue generating capabilities at this time.  Our management has identified two key operational objectives as critical success factors in order for us to continue as a realize revenues in an effort to become a going concern:

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

As of March 31, 2008, we had $26,832 of cash on hand, which our management believes these funds are sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  However, if our expenses are greater than anticipated and we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise further capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures, Moore & Associates, Chartered, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

On September 14, 2006, we issued 6,000,000 shares of our common stock to David A. Uddman, a founding shareholder, officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by this founding shareholder on our behalf in the amount of $6,000.  Mr. Uddman received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mr. Uddman had fair access to and was in possession of all available material information about our company, as Mr. Uddman is the President and a director of The Engraving Masters, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholders qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) David A. Uddman

(b) Jolene M. Uddman

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*  Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10SB-12G

previously filed with the SEC on November 28, 2007, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David A. Uddman	President and	May 5, 2008
David A. Uddman	Chief Executive Officer

/s/ Jolene M. Uddman	Chief Financial Officer	May 5, 2008
Jolene M. Uddman

/s/ Jolene M. Uddman	Chief Accounting Officer	May 5, 2008
Jolene M. Uddman