Form 10-Q
period 2008-06-30
Engraving Masters, Inc.
filed 2008-07-30
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52942

THE ENGRAVING MASTERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3717 W. Woodside, Spokane, WA	99208
(Address of principal executive offices)	(Zip Code)

(509) 599-2728
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at June 30, 2008)

THE ENGRAVING MASTERS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 11, 2008, and subsequent amendments made thereto.

The Engraving Masters, Inc.

(a Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(unaudited)	(audited)

Current assets:
Cash	$19,133	$30,736
Total current assets	$19,133	$30,736

Fixed assets, net of accumulated depreciation of $11
and $0 as of 6/30/08 and 12/31/07, respectively	1,509	-

Total assets	$20,642	$30,736

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$120
Total current liabilities	-	120

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 6/30/08 and 12/31/07	7,630	7,630
Additional paid-in capital	34,745	34,745
(Deficit) accumulated during development stage	(21,733)	(11,759)
	20,642	30,736

Total liabilities and stockholders’ equity	$20,642	$30,736

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Six Months Ended		September 11, 2006
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	6,178	901	9,963	2,423	21,722
Depreciation expense	11	-	11	-	11
Total expenses	6,189	901	9,974	2,423	21,733

(Loss) before provision for income taxes	(6,189)	(901)	(9,974)	(2,423)	(21,733)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(6,189)	$(901)	$(9,974)	$(2,423)	$(21,733)

Weighted average number of
common shares outstanding - basic and fully diluted	7,630,000	6,000,000	7,630,000	6,000,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(a Development Stage Company)

Statements of Cash Flows

	Six Months Ended		September 11, 2006
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(9,974)	$(2,423)	$(21,733)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	-
Depreciation	11	-	11
Changes in operating assets and liabilities:
Increase in accounts payable	(120)	-	-
Net cash (used) by operating activities	(10,083)	(2,423)	(21,722)

Cash flows from investing activities
Purchase of fixed assets	(1,520)	-	1,520
Net cash used by investing activities	(1,520)	-	1,520

Cash flows from financing activities
Donated capital	-	-	275
Issuances of common stock,	-	-	42,100
Net cash provided by financing activities	-	-	42,375

Net increase (decrease) in cash	(11,603)	(2,423)	19,133
Cash - beginning	30,736	6,813	-
Cash - ending	$19,133	$4,390	$19,133

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $21,733 and had no sales for the period from September 11, 2006 (inception) to June 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of June 30, 2008, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of June 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about The Engraving Masters, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, The Engraving Master’s actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion and Results of Operation

Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations.  During the three months ended June 30, 2008, we generated no revenues.  During the year ago period ended June 30, 2007, $0 in revenues was realized.  Since our inception on September 11, 2006 through June 30, 2008, we have not generated any sales.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended June 30, 2008, we spent $6,189, consisting of $11 in depreciation expense on our computer equipment and $6,178 in general and administrative expenses.  In the comparable three month period ended June 30, 2007, we incurred $901 in total expenses, consisting solely of general and administrative costs.

In the six months ended June 30, 2008, total operating expenses were $9,974, of which $9,963 was general and administrative and $11 was depreciation expense.  In contrast, total operating expenses during the year ago six month period ended June 30, 2007 were $2,423, all of which is attributable to general and administrative expenses.  This 312% (or $7,551) increase in total operating expenses year over year can be attributed to our increased activity and engaged pursuit of our business plan.

Aggregate operating expenses from our inception through June 30, 2008 were $21,277, of which $11 is attributable to depreciation expense and $21,722 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three month period ended June 30, 2008, our net loss totaled $6,189, compared to a net loss of $901 in the prior period ended June 30, 2007.  During the six months ended June 30, 2008, our net loss was $9,974, compared to a net loss of $2,423 in the year ago six month period ended June 30, 2007.  Since our inception, we have accumulated net losses in the amount of $21,733.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception in 2006 through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $16,000 sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report we are a development stage company with no revenues and a limited operational history.  We have recently published our website at www.theengravingmasters.com to serve as our sole method of attracting customers and generating sales.  We intend to operate solely as an online company.  All sales are expected to be realized through our web site.  Our management expects to refine and improve the site as our capital permits and our operations warrant.

Within the next three months, we plan to develop a promotional strategy to generate awareness of our brand and proposed products, as well as drive traffic to our proposed web site.  Our current plan is to utilize search engine placement and keyword submission optimization services to increase the visibility of our website.  Our management estimates our budget for these advertising methods is approximately $500 per month, over the twelve months following implementation.  However, we continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.  To date, we have not developed or implemented any marketing strategy.

As of June 30, 2008, we had $19,133 of cash on hand, which our management believes these funds are sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  If we do not generate sufficient cash flow to support our operations over the next 12 months, or if our overhead increases substantially, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

(a) David Uddman

(b) Jolene Uddman

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on September 26, 2006, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	July 30, 2008
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	July 30, 2008
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	July 30, 2008
Jolene Uddman