Form 10-Q/A
period 2008-06-30
Engraving Masters, Inc.
filed 2008-07-31
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1 to

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

The Engraving Masters, Inc.

(a Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(unaudited)	(audited)

Current assets:
Cash	$19,133	$30,736
Total current assets	$19,133	$30,736

Fixed assets, net of accumulated depreciation of $11
and $0 as of 6/30/08 and 12/31/07, respectively	1,509	-

Total assets	$20,642	$30,736

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$120
Total current liabilities	-	120

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 6/30/08 and 12/31/07	7,630	7,630
Additional paid-in capital	34,745	34,745
(Deficit) accumulated during development stage	(21,733)	(11,759)
	20,642	30,616

Total liabilities and stockholders’ equity	$20,642	$30,736

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

The Engraving Masters, Inc.

(a Development Stage Company)

Statements of Cash Flows

	Six Months Ended		September 11, 2006
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(9,974)	$(2,423)	$(21,733)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	-
Depreciation	11	-	11
Changes in operating assets and liabilities:
Increase in accounts payable	(120)	-	-
Net cash (used) by operating activities	(10,083)	(2,423)	(21,722)

Cash flows from investing activities
Purchase of fixed assets	(1,520)	-	(1,520)
Net cash used by investing activities	(1,520)	-	(1,520)

Cash flows from financing activities
Donated capital	-	-	275
Issuances of common stock,	-	-	42,100
Net cash provided by financing activities	-	-	42,375

Net increase (decrease) in cash	(11,603)	(2,423)	19,133
Cash - beginning	30,736	6,813	-
Cash - ending	$19,133	$4,390	$19,133

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	July 31, 2008
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	July 31, 2008
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	July 31, 2008
Jolene Uddman