Form 10-Q
period 2008-09-30
Engraving Masters, Inc.
filed 2008-11-12
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at November 10, 2008)

THE ENGRAVING MASTERS, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

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

The Engraving Masters, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(unaudited)	(audited)

Current assets:
Cash	$10,238	$30,736
Total current assets	$10,238	$30,736

Fixed assets, net of accumulated depreciation of $138
and $0 as of 9/30/08 and 12/31/07, respectively	1,382	-

Total assets	$11,620	$30,736

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$120
Total current liabilities	-	120

Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 9/30/08 and 12/31/07	7,630	7,630
Additional paid-in capital	34,745	34,745
(Deficit) accumulated during development stage	(30,755)	(11,759)
	11,620	30,616

Total liabilities and stockholders’ equity	$11,620	$30,736

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		September 11, 2006
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	8,896	347	18,858	2,770	30,617
Depreciation expense	127	-	138	-	138
Total expenses	9,023	347	18,996	2,770	30,755

(Loss) before provision for income taxes	(9,023)	(347)	(18,996)	(2,770)	(30,755)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(9,023)	$(347)	$(18,996)	$(2,770)	$(30,755)

Weighted average number of
common shares outstanding – basic and fully diluted	7,630,000	6,000,000	7,630,000	6,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Statements of Cash Flows

	Nine Months Ended		September 11, 2006
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net (loss)	$(18,996)	$(2,770)	$(30,755)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	-
Depreciation	138	-	138
Changes in operating assets and liabilities:
Increase in accounts payable	(120)	-	-
Increase in loans to related party	-	(50)	-
Net cash (used) by operating activities	(18,978)	(2,820)	(30,617)

Cash flows from investing activities
Purchase of fixed assets	(1,520)	-	(1,520)
Net cash used by investing activities	(1,520)	-	(1,520)

Cash flows from financing activities
Donated capital	-	-	275
Issuances of common stock,	-	-	42,100
Net cash provided by financing activities	-	-	42,375

Net increase(decrease) in cash	(20,498)	(2,820)	10,238
Cash – beginning	30,736	6,813	-
Cash – ending	$10,238	$3,993	$10,238

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 1 – Basis of presentation

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

Note 2 – History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $30,755 and had no sales for the period from September 11, 2006 (inception) to September 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Stockholders’ equity

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

THE ENGRAVING MASTERS, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Stockholders’ equity (continued)

On October 10, 2007, the Company issued 1,630,000 shares of its par value common stock in a public offering for total gross cash proceeds in the amount of $32,600.  Total offering costs related to this issuance was $500.

As of September 30, 2008, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of September 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Related party transactions

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

Management’s Discussion and Results of Operation

Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations.  During the three months ended September 30, 2008, we generated no revenues.  During the year ago three month period ended September 30, 2007, $0 in revenues was realized.  Since our inception on September 11, 2006 through September 30, 2008, we have not generated any sales.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended September 30, 2008, we spent $9,023, consisting of $127 in depreciation expense on our computer equipment and $8,896 in general and administrative expenses.  In the comparable three month period ended September 30, 2007, we incurred $347 in total expenses, consisting solely of general and administrative costs.

In the nine months ended September 30, 2008, total operating expenses were $18,996, of which $18,858 was general and administrative and $138 was depreciation expense.  In contrast, total operating expenses during the year ago nine month period ended September 30, 2007 were $2,770, all of which is attributable to general and administrative expenses.

Aggregate operating expenses from our inception through September 30, 2008 were $30,755, of which $138 is attributable to depreciation expense and $30,617 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three month period ended September 30, 2008, our net loss totaled $9,023, compared to a net loss of $347 in the prior period ended September 30, 2007.  During the nine months ended September 30, 2008, our net loss was $18,996, compared to a net loss of $2,770 in the year ago nine month period ended September 30, 2007.  Since our inception, we have accumulated net losses in the amount of $30,755.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception in 2006 through present 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $16,000 sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report we are a development stage company with no revenues and a limited operational history.  We have a website located at www.theengravingmasters.com to serve as our sole method of attracting customers and generating sales.  We intend to operate solely as an online company.  All sales are expected to be realized through our web site.  To date, we have not received any orders via the website.

Our management believes that most organizations are postponing or suspending purchasing engraved award products, such as we sell.  As a result, we have decided to delay our promotional plan to drive traffic to our web site.  We intended to implement search engine placement and keyword submission optimization services to increase the visibility of our website.  To date, we have not developed or implemented any marketing strategy and do not intend to do so until the first quarter of 2009, at the earliest.

As of September 30, 2008, we had $10,238 of cash on hand, which our management believes these funds are sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  If we do not generate sufficient cash flow to support our operations over the next 12 months, or if our overhead increases substantially, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

PART II – OTHER INFORMATION

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	November 10, 2008
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	November 10, 2008
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	November 10, 2008
Jolene Uddman