Form 10-Q
period 2009-03-31
Engraving Masters, Inc.
filed 2009-05-11
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at May 11, 2009)

THE ENGRAVING MASTERS, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on March 30, 2009.

The Engraving Masters, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$2,257	$7,420
Total current assets	2,257	7,420

Fixed assets, net of accumulated depreciation of $391
and $265 as of 3/31/09 and 12/31/08, respectively	1,129	1,256

Total assets	$3,386	$8,676

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$679	$-
Total current liabilities	679	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 3/31/09 and 12/31/08	7,630	7,630
Additional paid-in capital	34,745	34,745
(Deficit) accumulated during development stage	(39,668)	(33,699)
	2,707	8,676

Total liabilities and stockholders’ equity	$3,386	$8,676

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		September 11, 2006
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

Expenses:
Depreciation expense	127	-	392
General and administrative expenses	5,842	1,522	39,276
Total expenses	5,969	1,522	39,668

(Loss) before provision for income taxes	(5,969)	(1,522)	(39,668)

Provision for income taxes	-	-	-

Net (loss)	$(5,969)	$(1,522)	$(39,668)

Weighted average number of
common shares outstanding – basic and fully diluted	7,630,000	6,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Statements of Cash Flows

	Three Months Ended		September 11, 2006
	March 31,		(Inception) to
	2009	2008	March 31, 20099
Cash flows from operating activities
Net (loss)	$(5,969)	$(1,522)	$(39,668)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	127	-	392
Changes in operating assets and liabilities:
Increase in accounts payable	679	-	379
Net cash (used) by operating activities	(5,163)	(1,522)	(38,597)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Cash flows from financing activities
Donated capital	-	-	275
Issuances of common stock,	-	-	42,100
Net cash provided by financing activities	-	-	42,375

Net increase(decrease) in cash	(5,163)	(1,522)	2,257
Cash – beginning	7,420	6,813	-
Cash – ending	$2,257	$5,291	$2,257

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company had a net loss of $39,668 and had no sales for the period from September 11, 2006 (inception) to March 31, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of March 31, 2009, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended March 31, 2009, we spent $5,969, consisting of $127 in depreciation expense on our computer equipment and $5,842 in general and administrative expenses.  In the comparable three month period ended March 31, 2008, we incurred $1,522 in total expenses, consisting solely of general and administrative costs.  Aggregate operating expenses from our inception through March 31, 2009 were $39,668, of which $392 is attributable to depreciation expense and $39,276 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three month period ended March 31, 2009, our net loss totaled $5,969, compared to a net loss of $1,522 in the three month period ended March 31, 2009.  Since our inception, we have accumulated net losses in the amount of $39,668.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception in 2006 through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of March 31, 2009, we had $2,257 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2009, given developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	May 11, 2009
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	May 11, 2009
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	May 11, 2009
Jolene Uddman