Form 10-Q
period 2009-06-30
Engraving Masters, Inc.
filed 2009-08-07
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at August 7, 2009)

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

The Engraving Masters, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	Unaudited	Audited
Assets

Current assets:
Cash	$2,637	$7,420
Total current assets	2,637	7,420

Fixed assets, net of accumulated depreciation of $518
and $265 as of 6/30/09 and 12/31/08, respectively	1,002	1,256

Total assets	$3,639	$8,676

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,500	$-
Total current liabilities	1,500	-

Total liabilities	1,500	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 6/30/09 and 12/31/08	7,630	7,630
Additional paid-in capital	36,245	34,745
(Deficit) accumulated during development stage	(41,736)	(33,699)
Total stockholders’ equity	2,139	8,676

Total liabilities and stockholders’ equity	$3,639	$8,676

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended		September 11, 2006
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	127	11	253	11	518
General and administrative expenses	1,942	6,178	7,783	9,963	41,218
Total expenses	2,069	6,189	8,036	9,974	41,736

(Loss) before provision for income taxes	(2,069)	(6,189)	(8,036)	(9,974)	(41,736)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(2,069)	$(6,189)	$(8,036)	$(9,974)	$(41,736)

Weighted average number of
common shares outstanding – basic	7,630,000	7,630,000	7,630,000	7,630,000

Net (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Statements of Cash Flows
Unaudited

	Six Months Ended		September 11, 2006
	June 30,		(Inception) to
	2009	2008	June 30, 20099
Operating activities
Net (loss)	$(8,036)	$(9,974)	$(41,736)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	253	11	518
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	1,500	(120)	1,500
Net cash (used) by operating activities	(6,283)	(10,083)	(39,718)

Investing activities
Purchase of fixed assets	-	(1,520)	(1,520)
Net cash (used) by investing activities	-	(1,520)	(1,520)

Financing activities
Donated capital	1,500	-	1,775
Issuances of common stock,	-	-	42,100
Net cash provided by financing activities	1,500	-	43,875

Net increase(decrease) in cash	(4,783)	(11,603)	2,637
Cash – beginning	7,420	30,736	-
Cash – ending	$2,637	$19,133	$2,637

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 4 –  Accounting Policies and Procedures

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5 – Stockholders’ equity

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

On May 12, 2009, the sole officer and director of the Company donated cash in the amount of $1,500.  The entire amount is considered to be additional paid-in capital.

As of June 30, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On May 12, 2009, an officer and director of the Company donated cash in the amount of $1,500.  The entire amount is considered to be additional paid-in capital.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Results of Operation

Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations.  Unfortunately, we generated no revenues in any period since our inception.  We have no sources of revenues and cannot forecast the amount, if any, of revenues we will generate for the foreseeable future.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended June 30, 2009, we spent $2,069, consisting of $127 in depreciation expense on our computer equipment and $1,942 in general and administrative expenses.  In the comparable three month period ended June 30, 2008, we incurred $6,189 in total expenses, consisting solely of general and administrative costs.  Total expenses during the six months ended June 30, 2009 were $8,036 compared to total expenses of $9,974 in the six month period ended June 30, 2008.  Aggregate operating expenses from our inception through June 30, 2009 were $41,736, of which $518 is attributable to depreciation expense and $41,218 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three month period ended June 30, 2009, our net loss totaled $2,069, compared to a net loss of $6,189 in the three month period ended June 30, 2008.  Our net loss during the six month period ended June 30, 2009 was $8,036 compared to a net loss of $9,974 in the six months ended June 30, 2008.  Since our inception, we have accumulated net losses in the amount of $41,736.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception in 2006 through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $25,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report, we are a development stage company with no revenues and a limited operational history.  We have a website located at www.theengravingmasters.com to serve as our sole method of attracting customers and generating sales.  We intend to operate solely as an online company.  All sales are expected to be realized through our website.  To date, we have not received any orders via the website.

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

As of June 30, 2009, we had $2,637 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2009, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  In the most recent quarter ended June 30, 2009, an officer and director donated cash in the amount of $1,500 to finance our basic operating requirements.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10 previously filed with the SEC on November 28, 2007, and subsequent amendments made thereto.

8-K Filed Date	Item Number

August 3, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	August 7, 2009
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	August 7, 2009
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	August 7, 2009
Jolene Uddman