Form 10-Q
period 2009-09-30
Engraving Masters, Inc.
filed 2009-11-16
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

_____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at November 16, 2009)

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

The Engraving Masters, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	Unaudited	Audited
Assets

Current assets:
Cash	$464	$7,420
Total current assets	464	7,420

Fixed assets, net of accumulated depreciation of $645
and $265 as of 9/30/09 and 12/31/08, respectively	875	1,256

Total assets	$1,339	$8,676

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,260	$-
Total current liabilities	1,260	-

Total liabilities	1,260	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 9/30/09 and 12/31/08	7,630	7,630
Additional paid-in capital	36,745	34,745
(Deficit) accumulated during development stage	(44,296)	(33,699)
Total stockholders’ equity	79	8,676

Total liabilities and stockholders’ equity	$1,339	$8,676

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(September 11, 2006) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	127	127	380	138	645
General and administrative expenses	2,433	8,896	10,216	18,858	43,651
Total expenses	2,560	9,023	10,596	18,996	44,296

Loss before provision for income taxes	(2,560)	(9,023)	(10,596)	(18,996)	(44,296)

Provision for income taxes	-	-	-	-	-

Net loss	$(2,560)	$(9,023)	$(10,596)	$(18,996)	$(44,296)

Weighted average number of
common shares outstanding – basic	7,630,000	7,630,000	7,630,000	7,630,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the Nine Months Ended		Inception
	September 30,		(September 11, 2006) to
	2009	2008	September 30, 2009
Operating activities
Net loss	$(10,596)	$(18,996)	$(44,296)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	380	138	645
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	1,260	(120)	1,260
Net cash (used) by operating activities	(8,956)	(18,978)	(42,391)

Investing activities
Purchase of fixed assets	-	(1,520)	(1,520)
Net cash (used) by investing activities	-	(1,520)	(1,520)

Financing activities
Donated capital	2,000	-	2,275
Issuances of common stock,	-	-	42,100
Net cash provided by financing activities	2,000	-	44,375

Net increase(decrease) in cash	(6,956)	(20,498)	464
Cash – beginning	7,420	30,736	-
Cash – ending	$464	$10,238	$464

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued; no events were noted.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2009.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 did not have a material impact on our financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5 – Fixed Assets

Fixed assets consisted of the following:

	September 30,	December 31,
	2009	2008
Computer equipment	$1,520	$1,520

Accumulated depreciation	(645)	(264)
	$875	$1,256

During the three and nine month periods ended September 30, 2009, the Company recorded depreciation expense of $127 (2008: $127) and $380 (2008: $138), respectively.

Note 6 - Stockholders’ equity

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

Through the nine months ended September 30, 2009, an officer and director of the Company donated cash in the amount of $2,000.  The entire amount is considered to be additional paid-in capital.

As of September 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Through the nine months ended September 30, 2009, an officer and director of the Company donated cash in the amount of $2,000.  The entire amount is considered to be additional paid-in capital.

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

In the execution of our business, we incur depreciation expense and various general and administrative costs.  During the three months ended September 30, 2009, we spent $2,560, consisting of $127 in depreciation expense on our computer equipment and $2,433 in general and administrative expenses.  General and administrative expenses during the most recent quarter consisted mainly of office expenditures ($173) and accounting and legal fees incurred as a result of being a public reporting entity ($2,260).

In the comparable three month period ended September 30, 2008, we incurred $9,023 in total expenses, consisting solely of $127 in depreciation expense and general and administrative costs of $8,896.  General and administrative expenses during the comparable quarter ended September 30, 2008 consisted mainly of $481 in office expenditures, accounting fees of $1,500 and professional fees paid to third party firms for web site development and other consulting-related services in the amount of $6,915.  Our management attributes the decrease in aggregate expenses during the three month period ended September 30, 2009 from the comparable period ended September 30, 2008 to the reduction in our attempts to build and implement our business efforts.  We believe that such reduction in professional fees were necessary, as the expected benefits of such activities, in the form of revenues, are as yet unrealized.

No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three month period ended September 30, 2009, our net loss totaled $2,560, compared to a net loss of $9,023 in the three month period ended September 30, 2008.  Since our inception, we have accumulated net losses in the amount of $44,296.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception in 2006 through present 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

During the next 12 months of operations, we have limited expectations for our business.  We continue to be in the development stage without material assets or revenue streams.  Our efforts, to date, have provided no inkling of bringing us future potential success.  Our management believes that most organizations are postponing or suspending purchasing engraved award products, such as we sell.  As a result, we have decided to delay all marketing and promotional efforts.  To date, we have not developed or implemented any marketing strategy and do not intend to do so until the first quarter of 2010, at the earliest.

To be able to implement any significant marketing strategy, we must first raise additional capital through sales of our equity or debt securities.  As of September 30, 2009, we had $464 of cash on hand, which are wholly insufficient to implement any attempts to establish a base of operations or, at a minimum, sustain our minimal level of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2009, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  In the nine months ended September 30, 2009, an officer and director donated cash in the amount of $2,000 to finance our basic operating requirements.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board, as identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009, was the fact that we lack a majority of independent members on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  Furthermore, we have no functioning audit committee, which would provide a modicum of oversight in the establishment and monitoring of required internal controls and procedures, without which may result in a material misstatement in our financial statements.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors in the three months ended December 31, 2009.  We are also seeking at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

8-K Filed Date	Item Number

August 3, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

September 22, 2009	Amendment to Form 8-K filed August 3, 2009
Item 4.01 Change in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	November 16, 2009
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	November 16, 2009
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	November 16, 2009
Jolene Uddman