Form 10-K
period 2009-12-31
Engraving Masters, Inc.
filed 2010-03-30
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

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

______
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $32,600 as of March 25, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 25, 2010 was 7,630,000.

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
For the year ended December 31, 2009

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

In October 2007, we sold an aggregate of 1,630,000 shares of our common stock in an offering made under Regulation D, Rule 504 to 25 individuals, for net cash proceeds in the amount of $32,100, after deducting $500 in offering costs.  Prior to, and up to the time of this offering, our operations were minimal and limited to forming our corporate identity, obtaining seed capital through sales of our equity, establishing our corporate hierarchy and began pursuit of our primary business plan.

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

Our management believes that most of our competitors are larger and have greater financial, technical, marketing and other resources, significantly greater name recognition and more traffic to their web sites.  Competition depends, to a large extent on clients' perception of the quality of the award products and engraving services we provide in comparison to those of our competitors.  To the extent we lose clients to our competitors because of dissatisfaction with our products and services, or if our reputation is adversely impacted for any other reason, our ability to attract customers, and therefore our ability to generate revenues, will be reduced.

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

Our operations depend on the efforts of David Uddman, our President and director, and Jolene Uddman, our Secretary, Treasurer and director.  Neither Mr. nor Mrs. Uddman has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

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

We have yet to commence our planned merchandising operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

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

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling engraved products and awards to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, The Engraving Masters may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

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

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "EGRV".  As of December 31, 2009, no public market in The Engraving Masters, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  The Engraving Masters, Inc. makes no representation about the value of its common stock.

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

3.	The net proceeds received from the offering closed in October 2007 was $32,100 after deducting offering costs of $500.

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

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the year ended December 31, 2009, our expenses of $10,974, consisted of $507 in depreciation expense and $10,467 in general and administrative expenses.  In the comparable period from the year ended December 31, 2008, we incurred $21,940 in total expenses, consisting of $265 in depreciation expense and $21,675 in general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through December 31, 2009 were $44,673, of which $772 is related to depreciation expense and $43,901 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the year ended December 31, 2009, our net loss totaled $10,974, compared to a net loss of $21,940 in the prior year ended December 31, 2008.  Since our inception, we have accumulated net losses in the amount of $44,673.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of December 31, 2009, we had $553 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2009, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
The Engraving Masters, Inc.
Spokane, WA

We have audited the accompanying balance sheets of The Engraving Masters, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (September 11, 2006) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Engraving Masters, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (September 11, 2006) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 10, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

The Engraving Masters, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$553	$7,420
Total current assets	553	7,420

Fixed assets, net of accumulated depreciation of $772
and $265 as of 12/31/09 and 12/31/08, respectively	749	1,256

Total assets	$1,302	$8,676

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 12/31/09 and 12/31/08	7,630	7,630
Additional paid-in capital	38,345	34,745
(Deficit) accumulated during development stage	(44,673)	(33,699)
Total stockholders’ equity	1,302	8,676

Total liabilities and stockholders’ equity	$1,302	$8,676

The accompanying notes are an integral part of these financial statements.

F2

The Engraving Masters, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		Inception
	December 31,		(September 11, 2006) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$-

Expenses:
Depreciation expense	507	265	772
General and administrative expenses	10,467	21,675	43,901
Total expenses	10,974	21,940	44,673

Loss before provision for income taxes	(10,974)	(21,940)	(44,673)

Provision for income taxes	-	-	-

Net loss	$(10,974)	$(21,940)	$(44,673)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

The Engraving Masters, Inc.
(a Development Stage Company)
Statements of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

September 14, 2006
Additional paid-in capital	-	$-	$175	$-	$175

September 25, 2006
Additional paid-in capital	-	-	100	-	100

October 5, 2006
Founders shares
issued for cash
$0.001 per share	6,000,000	6,000	4,000	-	10,000

Net loss	-	-	-	(3,462)	(3,462)

Balance, December 31, 2006	6,000,000	6,000	4,275	(3,462)	6,813

October 10, 2007
Issued for cash
$0.02 per share	1,630,000	1,630	30,470	-	32,100

Net loss	-	-	-	(8,297)	(8,297)

Balance, December 31, 2007	7,630,000	7,630	34,745	(11,759)	30,616

Net loss	-	-	-	(21,940)	(21,940)

Balance, December 31, 2008	7,630,000	$7,630	$34,745	$(33,699)	$8,676

Donated capital	-	-	3,600	-	3,600

Net loss	-	-	-	(10,974)	(10,974)

Balance, December 31, 2009	7,630,000	$7,630	$38,345	$(44,673)	$1,302

The accompanying notes are an integral part of these financial statements.

F4

The Engraving Masters, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the year ended		Inception
	December 31,		(September 11, 2006) to
	2009	2008	December 31, 2009

Operating activities
Net loss	$(10,974)	$(21,940)	$(44,673)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Depreciation	507	265	772
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	-	(120)	-
Net cash (used) by operating activities	(10,467)	(21,795)	(43,901)

Investing activities
Purchase of fixed assets	-	(1,521)	(1,521)
Net cash (used) by investing activities	-	(1,521)	(1,521)

Financing activities
Donated capital	3,600	-	3,875
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	3,600	-	45,975

Net increase (decrease) in cash	(6,867)	(23,316)	553
Cash – beginning	7,420	30,736	-
Cash – ending	$553	$7,420	$553

Supplemental disclosures:	-	-	-
Interest paid
Income taxes paid

The accompanying notes are an integral part of these financial statements.

F5

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized September 11, 2006 (Date of Inception) under the laws of the State of Nevada, as The Engraving Masters, Inc.  The Company is authorized to issue up to 100,000,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

The business of the Company is to sell engraved awards and collectibles via the Internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2009 and 2008.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

F6

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

General and administrative expenses
The significant components of general and administrative expenses consist solely of legal and professional fees.

Segment reporting
The Company follows FASB ASC 220-10, “Comprehensive Income”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, “Generally Accepted Accounting Principles.”  FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105-10 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

F7

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (continued)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10, “Transfers of and Servicing”, which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 “Subsequent Events,” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on our financial statements.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $44,673. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Fixed assets

Fixed assets as of December 31, 2009 and 2008, consisted of the following:

	December 31,
	2009	2008
Computer equipment	$1,521	$1,521

Accumulated depreciation	(772)	(265)
	$749	$1,256

During the years ended December 31, 2009 and 2008, the Company recorded depreciation expense of $507 and $265, respectively.

F8

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 5 – Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $44,673 and $33,699 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the year ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$15,636	$11,795
Valuation allowance	(15,636)	(11,795)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $11,634 and $7,341, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009:

2009 & 2008

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

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

F9

The Engraving Masters, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 6 – Stockholders’ equity (continued)

Through the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $3,600.  The entire amount is considered to be additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2009 and 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

In September 2006, an officer, director and shareholder of the Company paid for incorporation expenses on behalf of the Company in the amount $175.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

Also, in September 2006, an officer, director and shareholder of the Company donated cash in the amount of $100 to the Company.  The full amount has been donated and is not expected to be repaid and is thus categorized as additional paid-in capital.

In September 2007, the Company loaned an officer and director cash in the amount of $50.  The loan bore no interest and was payable on demand.  In October 2007, the loan was repaid in full.

Through the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $3,600.  The entire amount is considered to be additional paid-in capital.

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

Note 9 –Subsequent Events

The Company has evaluated subsequent events through March 10, 2010, the date which the financial statements were available to be issued.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

F10

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

Our Board of Directors were advised by De Joya Griffith & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 De Joya Griffith & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors.  We are also seeking an at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service(1)

David A. Uddman (2)	President and Director	September 2009 – 2010

Jolene M. Uddman (2)	Secretary, Treasurer and Director	September 2009 – 2010

Notes:

(1)
All directors hold office until the next annual meeting of the stockholders, which shall be held in September of 2010, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

(2)
The officers and directors of The Engraving Masters have obligations to entities other than the Company.  The Company expects each individual to spend approximately not less than 10 hours per week on the Company’s business affairs, or as needed.

Background of Directors, Executive Officers, Promoters and Control Persons

David A. Uddman, President, Chief Executive Officer and Director:  David Uddman has been a laser, computer, and pantograph engraver for approximately 27 years.  He specializes in corporate awards and plaques, as well as nametags and trophies and is proficient in working with many varied engraving mediums. Mr. Uddman is also proficient in many engraving software programs, including E-Machine and Coral Draw.  From 1982 to the present, Mr. Uddman has been employed as an engraving specialist at his family’s business, The Engraver, Inc.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

David Uddman	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

Jolene Uddman	2009	0	0	0	0	0	0	0	0
Secretary/Treasurer	2008	0	0	0	0	0	0	0	0

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

During year ended December 31, 2009, David Uddman, an officer and director, donated cash in the amount of $3,600.  Mr. Uddman has donated the entire amount and does not expect to be repaid.

Additionally, we use office space and services provided without charge by Mr. and Mrs. Uddman, our directors and officers.

Director Independence

The Board of Directors has concluded that our directors, David Uddman and Jolene Uddman, are not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$7,325	$6,050
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$7,325	$6,050

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form 10-SB, previously filed with the SEC on November 28, 2007.

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

THE ENGRAVING MASTERS, INC.
(Registrant)

By: /s/ David Uddman, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ David Uddman	President, CEO and Director	March 30, 2010
David Uddman

/s/ Jolene Uddman	Chief Financial Officer	March 30, 2010
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	March 30, 2010
Jolene Uddman