Form 10-Q
period 2010-03-31
Engraving Masters, Inc.
filed 2010-05-14
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

__________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at May 14, 2010)

THE ENGRAVING MASTERS, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on March 30, 2010.

The Engraving Masters, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	Unaudited	Audited
Assets

Current assets:
Cash	$1,077	$553
Total current assets	1,077	553

Fixed assets, net of accumulated depreciation of $899
and $772 as of 3/31/10 and 12/31/09, respectively	622	749

Total assets	$1,699	$1,302

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$-
Total current liabilities	500	-

Total liabilities	500	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 3/31/10 and 12/31/09	7,630	7,630
Additional paid-in capital	43,845	38,345
Deficit accumulated during development stage	(50,276)	(44,673)
Total stockholders’ equity	1,199	1,302

Total liabilities and stockholders’ equity	$1,699	$1,302

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Inception
	March 31,		(September 11, 2006)
	2010	2009	to March 31, 2010

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	5,476	5,842	49,377
Depreciation expense	127	127	899
Total expenses	5,603	5,969	50,276

Net loss	$(5,603)	$(5,969)	$(50,276)

Weighted average number of
common shares outstanding – basic	7,630,000	7,630,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

	For the three months ended		Inception
	March 31,		(September 11, 2006) to
	2010	2009	March 31, 2010
Operating activities
Net loss	$(5,603)	$(5,969)	$(50,276)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	127	127	899
Changes in operating assets and liabilities:
Increase in accounts payable	500	679	500
Net cash used by operating activities	(4,976)	(5,163)	(48,877)

Investing activities
Purchase of fixed assets	-	-	(1,520)
Net cash used by investing activities	-	-	(1,520)

Financing activities
Donated capital	5,500	-	9,375
Issuances of common stock,	-	-	42,100
Net cash provided by financing activities	5,500	-	51,475

Net increase (decrease) in cash	524	(5,163)	1,077
Cash – beginning	553	7,420	-
Cash – ending	$1,077	$2,257	$1,077

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $50,276. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2010.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5 - Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.

On September 14, 2006, an officer and director of the Company paid for expenses on behalf of the Company in the amount of $175.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On September 25, 2006, an officer and director of the Company donated cash in the amount of $100.  The entire amount is considered to be additional paid-in capital.

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

On September 1, 2009, an officer and director of the Company donated cash in the amount of $500.  The entire amount is considered to be additional paid-in capital.

On October 13, 2009, an officer and director of the Company donated cash in the amount of $1,600.  The entire amount is considered to be additional paid-in capital.

On February 16, 2010, an officer and director of the Company donated cash in the amount of $5,500.  The entire amount is considered to be additional paid-in capital.

As of March 31, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7– Related party transactions

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

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 7– Related party transactions (continued)

On September 1, 2009, an officer and director of the Company donated cash in the amount of $500.  The entire amount is considered to be additional paid-in capital.

On October 13, 2009, an officer and director of the Company donated cash in the amount of $1,600.  The entire amount is considered to be additional paid-in capital.

On February 16, 2010, an officer and director of the Company donated cash in the amount of $5,500.  The entire amount is considered to be additional paid-in capital.

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

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended March 31, 2010, our expenses of $5,603, consisted of $127 in depreciation expense and $5,476 in general and administrative expenses.  In the comparable period from the three month period ended March 31, 2009, we incurred $5,969 in total expenses, consisting of $127 in depreciation expense and $5,842 in general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through March 31, 2010 were $50,276, of which $899 is related to depreciation expense and $49,377 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three months ended March 31, 2010, our net loss totaled $5,603, compared to a net loss of $5,969 in the comparable three month period ended March 31, 2009.  Since our inception, we have accumulated net losses in the amount of $50,276.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the period ended March 31, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $25,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report, we are a development stage company with no revenues and a limited operational history.  We have a website located at www.engravingmasters.com to serve as our sole method of attracting customers and generating sales.  We intend to operate solely as an online company.  All sales are expected to be realized through our website.  To date, we have not received any orders via the website.

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

As of March 31, 2010, we had $1,077 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2010, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board, as identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010, was the fact that we lack a majority of independent members on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  Furthermore, we have no functioning audit committee, which would provide a modicum of oversight in the establishment and monitoring of required internal controls and procedures, without which may result in a material misstatement in our financial statements.

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	May 14, 2010
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	May 14, 2010
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	May 14, 2010
Jolene Uddman