Form 10-Q
period 2010-06-30
Engraving Masters, Inc.
filed 2010-08-09
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if ay, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at August 8, 2010)

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

The Engraving Masters, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	Unaudited	Audited
Assets

Current assets:
Cash	$1,288	$553
Total current assets	1,288	553

Fixed assets, net of accumulated depreciation of $1,025
and $772 as of 6/30/10 and 12/31/09, respectively	496	749

Total assets	$1,784	$1,302

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-

Total liabilities	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 6/30/10 and 12/31/09	7,630	7,630
Additional paid-in capital	46,345	38,345
Deficit accumulated during development stage	(52,191)	(44,673)
Total stockholders’ equity	1,784	1,302

Total liabilities and stockholders’ equity	$1,784	$1,302

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(September 11, 2006) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	127	127	253	253	1,025
General and administrative expenses	1,789	1,942	7,265	7,783	51,166
Total expenses	1,916	2,069	7,518	8,036	52,191

Net loss	$(1,916)	$(2,069)	$(7,518)	$(8,036)	$(52,191)

Weighted average number of
common shares outstanding – basic	7,630,000	7,630,000	7,630,000	7,630,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

	For the six months ended		Inception
	June 30,		(September 11, 2006) to
	2010	2009	June 30, 2010
Operating activities
Net loss	$(7,518)	$(8,036)	$(52,191)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	253	253	1,025
Changes in operating assets and liabilities:
Increase in accounts payable	-	1,500	-
Net cash used by operating activities	(7,265)	(6,283)	(51,166)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Financing activities
Donated capital	8,000	1,500	11,875
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	8,000	1,500	53,975

Net increase (decrease) in cash	735	(4,783)	1,288
Cash – beginning	553	7,420	-
Cash – ending	$1,288	$2,637	$1,288

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 – History and organization of the company

The Company was organized September 11, 2006 (Date of Inception) under the laws of the State of Nevada, as The Engraving Masters, Inc.  The Company is authorized to issue up to 200,000,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

The business of the Company is to sell engraved awards and collectibles via the Internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $52,191. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
Notes to Financial Statements
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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2010.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 5 - Stockholders’ equity

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.

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

On April 27, 2010, an officer and director of the Company donated cash in the amount of $2,500.  The entire amount is considered to be additional paid-in capital.

As of June 30, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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
Notes to Financial Statements
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

On April 27, 2010, an officer and director of the Company donated cash in the amount of $2,500.  The entire amount is considered to be additional paid-in capital.

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

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended June 30, 2010, our expenses of $1,916 consisted of $127 in depreciation expense and $1,789 in general and administrative expenses.  In the comparable period from the three month period ended June 30, 2009, we incurred $2,069 in total expenses, consisting of $127 in depreciation expense and $1,942 in general and administrative expenses.  Total expenses during the six months ended June 30, 2010 were $7,518 compared to total expenses of $8,036 in the six month period ended June 30, 2009.  Aggregate operating expenses from our inception on September 11, 2006 through June 30, 2010 were $52,191, of which $1,025 is related to depreciation expense and $51,166 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three months ended June 30, 2010, our net loss totaled $1,916, compared to a net loss of $2,069 in the comparable three month period ended June 30, 2009.  Our net loss during the six month period ended June 30, 2010 was $7,518 compared to a net loss of $8,036 in the six months ended June 30, 2009.  Since our inception, we have accumulated net losses in the amount of $52,191.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the period ended June 30, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of June 30, 2010, we had $1,288 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2010, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board, as identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010, was the fact that we lack a majority of independent members on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.  Furthermore, we have no functioning audit committee, which would provide a modicum of oversight in the establishment and monitoring of required internal controls and procedures, without which may result in a material misstatement in our financial statements.

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	August 5, 2010
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	August 5, 2010
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	August 5, 2010
Jolene Uddman