Form 10-Q
period 2010-09-30
Engraving Masters, Inc.
filed 2010-11-12
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

_________________
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at November 12, 2010)

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

The Engraving Masters, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$735	$553
Total current assets	735	553

Fixed assets, net of accumulated depreciation of $1,152
and $772 as of 9/30/10 and 12/31/09, respectively	369	749

Total assets	$1,104	$1,302

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-

Total liabilities	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 9/30/10 and 12/31/09	7,630	7,630
Additional paid-in capital	48,345	38,345
Deficit accumulated during development stage	(54,871)	(44,673)
Total stockholders’ equity	1,104	1,302

Total liabilities and stockholders’ equity	$1,104	$1,302

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(September 11, 2006) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Depreciation expense	127	127	380	380	1,152
General and administrative expenses	2,553	2,433	9,818	10,216	53,719
Total expenses	2,680	2,560	10,198	10,596	54,871

Net loss	$(2,680)	$(2,560)	$(10,198)	$(10,596)	$(54,871)

Weighted average number of
common shares outstanding – basic	7,630,000	7,630,000	7,630,000	7,630,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

	For the nine months ended		Inception
	September 30,		(September 11, 2006) to
	2010	2009	September 30, 2010
Operating activities
Net loss	$(10,198)	$(10,596)	$(54,871)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	380	380	1,152
Changes in operating assets and liabilities:
Increase in accounts payable	-	1,260	-
Net cash used by operating activities	(9,818)	(8,956)	(53,719)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Financing activities
Donated capital	10,000	2,000	13,875
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	10,000	2,000	55,975

Net increase (decrease) in cash	182	(6,956)	735
Cash – beginning	553	7,420	-
Cash – ending	$735	$464	$735

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $54,871. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

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

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 4 – Accounting Policies and Procedures (continued)

Recent Accounting Pronouncements (continued)
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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 4 – Accounting Policies and Procedures (continued)

Recent Accounting Pronouncements (continued)
The company evaluated all of the other recent accounting pronouncements through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

On July 21, 2010, an officer and director of the Company donated cash in the amount of $2,000.  The entire amount is considered to be additional paid-in capital.

As of September 30, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On July 21, 2010, an officer and director of the Company donated cash in the amount of $2,000.  The entire amount is considered to be additional paid-in capital.

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

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended September 30, 2010, our expenses of $2,680 consisted of $127 in depreciation expense and $2,553 in general and administrative expenses.  In the comparable period for the three month period ended September 30, 2009, we incurred $2,560 in total expenses, consisting of $127 in depreciation expense and $2,433 in general and administrative expenses.  Total expenses during the nine months ended September 30, 2010 were $10,198 compared to total expenses of $10,596 in the nine month period ended September 30, 2009.  Aggregate operating expenses from our inception on September 11, 2006 through September 30, 2010 were $54,871, of which $1,152 is related to depreciation expense and $53,719 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three months ended September 30, 2010, our net loss totaled $2,680, compared to a net loss of $2,560 in the comparable three month period ended September 30, 2009.  Our net loss during the nine month period ended September 30, 2010 was $10,198 compared to a net loss of $10,596 in the nine months ended September 30, 2009.  Since our inception, we have accumulated net losses in the amount of $54,871.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the period ended September 30, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $25,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this quarterly report, we are a development stage company with no revenues and a limited operational history.  We have a website located at www.engravingmasters.com to serve as our sole method of attracting customers and generating sales.  We intend to operate solely as an online company.  All sales are expected to be realized through our website.  To date, we have not received any orders via the website.

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

As of September 30, 2010, we had $735 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2010, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	November 12, 2010
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	November 12, 2010
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	November 12, 2010
Jolene Uddman