Form 10-K
period 2010-12-31
Engraving Masters, Inc.
filed 2011-03-30
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

_________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $32,600 as of June 30, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2010 was 7,630,000.

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
For the year ended December 31, 2010

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

Business of Issuer

Principal Products and Principal Markets

We plan on becoming an online retailer of engraved products and awards, consisting of trophies, plaques, medals, statuettes and other recognition awards capable of being engraved with various congratulatory or personal phrases, for the purpose of recognizing achievements in sports, academics or other celebrations.  We have reserved the domain www.TheEngravingMasters.com, which will serve as our base of operations and the sole method through which sales will be initiated and realized.  Currently, the site is under development and has not been published.  Once the website is enabled as a sales channel, it will be expected to serve as our sole method of generating sales.  Resultantly, until the website is published, we will be unable to begin to generate revenues.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "EGRV".  As of December 31, 2010, no public market in The Engraving Masters, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  The Engraving Masters, Inc. makes no representation about the value of its common stock.

Holders

As of the date of this filing, The Engraving Masters, Inc. has 7,630,000 shares of $0.001 par value common stock issued and outstanding held by 26 shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

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

Management’s Discussion and Analysis

We plan on becoming an online retailer of engraved products and awards, consisting of trophies, plaques, medals, statuettes and other recognition awards capable of being engraved with various congratulatory or personal phrases, for the purpose of recognizing achievements in sports, academics or other celebrations.  Since our inception, we have worked with the singular goal of executing our business plan and establishing a base of operations.  Unfortunately, we generated no revenues in any period since our inception.  We have no sources of revenues and cannot forecast the amount, if any, of revenues we will generate for the foreseeable future.

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the year ended December 31, 2010, our expenses of $12,169, consisted of $507 in depreciation expense and $11,662 in general and administrative expenses.  In the comparable period from the year ended December 31, 2009, our expenses of $10,974, consisted of $507 in depreciation expense and $10,467 in general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through December 31, 2010 were $56,842, of which $1,279 is related to depreciation expense and $55,563 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the year ended December 31, 2010, our net loss totaled $12,169, compared to a net loss of $10,974 in the prior year ended December 31, 2009.  Since our inception, we have accumulated net losses in the amount of $56,842.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2010.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Generating sales in the next 12 months is important to support our business.  In order for us to achieve profitability and support our planned ongoing operations, we estimate that we must begin generating a minimum of $50,000 in sales in the next 12 months.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  As of the date of this annual report, we are a development stage company with no revenues and a limited operational history.  We have a website located at www.theengravingmasters.com to serve as our sole method of attracting customers and generating sales.  We intend to operate solely as an online company.  All sales are expected to be realized through our web site.  To date, we have not received any orders via the website.

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

As of December 31, 2010, we had $191 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2011, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Engraving Masters, Inc.

We have audited the accompanying balance sheets of Engraving Masters, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009 and from inception (September 11, 2006) to December 31, 2010. Engraving Masters, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engraving Masters, Inc (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the period ended December 31, 2010 and 2009 and from inception (September 11, 2006) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada
March 25, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

The Engraving Masters, Inc.
(A Development Stage Company)
Balance Sheets
(Audited)

	December 31,
	2010	2009
Assets

Current assets:
Cash	$191	$553
Total current assets	191	553

Fixed assets, net	242	749

Total assets	$433	$1,302

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 12/31/10and 12/31/09	7,630	7,630
Additional paid-in capital	49,645	38,345
(Deficit) accumulated during development stage	(56,842)	(44,673)
Total stockholders’ equity	433	1,302

Total liabilities and stockholders’ equity	$433	$1,302

The accompanying notes are an integral part of these financial statements.

F2

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Operations
(Audited)

	For the years ended		Inception
	December 31,		(September 11, 2006) to
	2010	2009	December 31, 2010

Revenue	$-	$-	$-

Expenses:
Depreciation expense	507	507	1,279
General and administrative expenses	11,662	10,467	55,563
Total expenses	12,169	10,974	56,842

Net loss	$(12,169)	$(10,974)	$(56,842)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
From Inception (September 11, 2006) to December 31, 2010
(Audited)

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

September 14, 2006
Additional paid-in capital	-	$-	$175	$-	$175

September 25, 2006
Additional paid-in capital	-	-	100	-	100

October 5, 2006
Founders shares
issued for cash
$0.001 per share	6,000,000	6,000	4,000	-	10,000

Net loss
Inception (September 11, 2006)
to December 31, 2006	-	-	-	(3,462)	(3,462)

Balance, December 31, 2006	6,000,000	6,000	4,275	(3,462)	6,813

October 10, 2007
Issued for cash
$0.02 per share	1,630,000	1,630	30,470	-	32,100

Net loss
For the year ended
December 31, 2007	-	-	-	(8,297)	(8,297)

Balance, December 31, 2007	7,630,000	7,630	34,745	(11,759)	30,616

Net loss
For the year ended
December 31, 2008	-	-	-	(21,940)	(21,940)

Balance, December 31, 2008	7,630,000	7,630	34,745	(33,699)	8,676

Donated capital	-	-	3,600	-	3,600

Net loss
For the year ended
December 31, 2009	-	-	-	(10,974)	(10,974)

Balance, December 31, 2009	7,630,000	7,630	38,345	(44,673)	1,302

Donated capital	-	-	11,300	-	11,300

Net loss
For the year ended
December 31, 2010	-	-	-	(12,169)	(12,169)

Balance, December 31, 2010	7,630,000	$7,630	$49,645	$(56,842)	$433

The accompanying notes are an integral part of these financial statements.

F4

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	For the year ended		Inception
	December 31,		(September 11, 2006) to
	2010	2009	December 31, 2010

Operating activities
Net loss	$(12,169)	$(10,974)	$(56,842)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Depreciation	507	507	1,279
Changes in operating assets and liabilities:
(Decrease) in accounts payable	-	-	-
Net cash (used) by operating activities	(11,662)	(10,467)	(55,563)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash (used) by investing activities	-	-	(1,521)

Financing activities
Donated capital	11,300	3,600	15,175
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	11,300	3,600	57,275

Net increase (decrease) in cash	(362)	(6,867)	191
Cash – beginning of the year	553	7,420	-
Cash – end of the year	$191	$553	$191

Supplemental disclosures:	-	-	-
Interest paid
Income taxes paid

The accompanying notes are an integral part of these financial statements.

F5

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 1 – History and organization of the company

The Company was organized September 11, 2006 (Date of Inception) under the laws of the State of Nevada, as The Engraving Masters, Inc.  The Company is authorized to issue up to 100,000,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

The business plan of the Company is to sell engraved awards and collectibles via the Internet.  The Company has limited or no operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the amount of fees to be paid by the customer is fixed or determinable; (3) the product has been provided to the customer; and (4) the collection of our fees is probable.  The Company will record revenue when it is realizable and earned and the product has been shipped to the customer.

F6

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 2 – Accounting policies and procedures (continued)

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2010 and 2009.

General and administrative expenses
The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2010 and 2009.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

F7

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $56,842. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Fixed assets

Fixed assets as of December 31, 2010 and 2009, consisted of the following:

	December 31,
	2010	2009
Computer equipment	$1,521	$1,521

Accumulated depreciation	(1,279)	(772)
	$242	$749

During the years ended December 31, 2010 and 2009, the Company recorded depreciation expense of $507 and $507, respectively.

Note 5 – Income taxes

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010 and 2009, the Company had approximately $56,842 and $44,673 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the year ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$19,895	$15,636
Valuation allowance	(19,895)	(15,636)
Total deferred tax assets	$-	$-

F8

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 5 – Income taxes (continued)

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $19,985 and $15,636, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2010 & 2009

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

Through the year ended December 31, 2010, an officer and director of the Company donated cash in the amount of $11,300.  The entire amount is considered to be additional paid-in capital.

As of December 31, 2010, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2010 and 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

F9

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

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

Through the year ended December 31, 2010, an officer and director of the Company donated cash in the amount of $11,300.  The entire amount is considered to be additional paid-in capital.

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

Note 9 –Subsequent Events

As on February 2011, an officer and director of the Company donated cash in the amount of $6,000.  The entire amount is considered to be additional paid-in capital.

F10

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2010.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2010, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
David A. Uddman (2)	39	President and Director
Jolene M. Uddman (2)	38	Secretary, Treasurer and Director

Notes:

(1)
All directors hold office until the next annual meeting of the stockholders, which shall be held in September of 2011, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

David Uddman	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0

Jolene Uddman	2010	0	0	0	0	0	0	0	0
Secretary/Treasurer	2009	0	0	0	0	0	0	0	0

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

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•	A breach of a director’s duty of loyalty to us or our stockholders;
•	Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;
•	A transaction from which a director received an improper benefit; or
•	An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

During year ended December 31, 2010, David Uddman, an officer and director, donated cash in the amount of $11,300.  Mr. Uddman has donated the entire amount and does not expect to be repaid.

Additionally, we use office space and services provided without charge by Mr. and Mrs. Uddman, our directors and officers.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$8,000	$7,325
Audit-related fees	-	-
Tax fees	325	-
All other fees	-	-

Total fees	$8,325	$7,325

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form 10-SB, previously filed with the SEC on November 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

THE ENGRAVING MASTERS, INC.
(Registrant)

By: /s/ David Uddman
David Uddman, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ David Uddman	President, CEO and Director	March 31, 2010
David Uddman

/s/ Jolene Uddman	Chief Financial Officer	March 31, 2010
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	March 31, 2010
Jolene Uddman