Form 10-Q
period 2011-03-31
Engraving Masters, Inc.
filed 2011-05-16
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

______________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at May 16, 2011)

THE ENGRAVING MASTERS, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2010, Annual Report on Form 10-K previously filed with the Commission on March 30, 2011.

The Engraving Masters, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$952	$191
Total current assets	952	191

Fixed assets, net	115	242

Total assets	$1,067	$433

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$-
Total current liabilities	-	-

Total liabilities	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 3/31/11 and 12/31/10	7,630	7,630
Additional paid-in capital	55,645	49,645
Deficit accumulated during development stage	(62,708)	(56,842)
Total stockholders’ equity	1,067	433

Total liabilities and stockholders’ equity	$1,067	$433

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended		Inception
	March 31,		(September 11, 2006) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Expenses:
Depreciation expense	127	127	1,406
General and administrative expenses	5,739	5,476	61,302
Total expenses	5,866	5,603	62,708

Net loss	$(5,866)	$(5,603)	$(62,708)

Weighted average number of
common shares outstanding – basic	7,630,000	7,630,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended		Inception
	March 31,		(September 11, 2006) to
	2011	2010	March 31, 2011
Operating activities
Net loss	$(5,866)	$(5,603)	$(62,708)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	127	127	1,406
Changes in operating assets and liabilities:
Increase in accounts payable	500	500	500
Net cash used by operating activities	(5,239)	(4,976)	(60,802)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Financing activities
Donated capital	6,000	5,500	21,175
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	6,000	5,500	63,275

Net increase in cash	761	524	952
Cash – beginning of the period	191	553	-
Cash – end of the period	$952	$1,077	$952

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $62,208. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2011.

Recent Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

Note 5 – Fixed assets

Fixed assets as of March 31, 2011 and December 31, 2010, consisted of the following:

	March 31,	December 31,
	2011	2010
Computer equipment	$1,521	$1,521

Accumulated depreciation	(1,406)	(1,279)
	$115	$242

During the three months ended March 31, 2011 and 2010, the Company recorded depreciation expense of $127 and $127, respectively.

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

Through the three months ended March 31, 2011, an officer and director of the Company donated cash in the amount of $6,000.  The entire amount is considered to be additional paid-in capital.

As of March 31, 2011, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of March 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8– Related party transactions

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

The Engraving Masters, Inc.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 8– Related party transactions (continued)

Through the year ended December 31, 2010, an officer and director of the Company donated cash in the amount of $11,300.  The entire amount is considered to be additional paid-in capital.

Through the three months ended March 31, 2011, an officer and director of the Company donated cash in the amount of $6,000.  The entire amount is considered to be additional paid-in capital.

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

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended March 31, 2011, our expenses of $5,866 consisted of $127 in depreciation expense and $5,739 in general and administrative expenses.  In the comparable period for the three month period ended March 31, 2010, we incurred $5,603 in total expenses, consisting of $127 in depreciation expense and $5,476 in general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through March 31, 2011 were $62,708, of which $1,406 is related to depreciation expense and $61,302 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three months ended March 31, 2011, our net loss totaled $5,866, compared to a net loss of $5,603 in the comparable three month period ended March 31, 2010.  Since our inception, we have accumulated net losses in the amount of $62,708.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the period ended March 31, 2011.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of March 31, 2011, we had $952 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2011, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	May 16, 2011
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	May 16, 2011
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	May 16, 2011
Jolene Uddman