Form 10-Q
period 2011-09-30
Engraving Masters, Inc.
filed 2011-11-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at November 14, 2011)

THE ENGRAVING MASTERS, INC.

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

The Engraving Masters, Inc.

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$ 790	$ 191
Total current assets	790	191

Fixed assets, net	-	242

Total assets	$ 790	$ 433

Liabilities and Stockholders’ Equity(Deficit)

Current liabilities:
Accounts payable	$ -	$ -
Note payable	2,000	-
Total current liabilities	2,000	-

Total liabilities	2,000	-

Stockholders’ equity(deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 9/30/11 and 12/31/10	7,630	7,630
Additional paid-in capital	59,645	49,645
Deficit accumulated during development stage	(68,485)	(56,842)
Total stockholders’ equity(deficit)	(1,210)	433

Total liabilities and stockholders’ equity(deficit)	$ 790	$ 433

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(September 11, 2006) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation expense	-	127	242	380	1,521
General and administrative expenses	3,056	2,553	11,401	9,818	66,964
Total expenses	3,056	2,680	11,643	10,198	68,485

Loss before provision for income taxes	(3,056)	(2,680)	(11,643)	(10,198)	(68,485)

Provision for income taxes	-	-	-	-	-

Net loss	$ (3,056)	$ (2,680)	$ (11,643)	$ (10,198)	$ (68,485)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000	7,630,000	7,630,000

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the nine months ended		Inception
	September 30,		(September 11, 2006) to
	2011	2010	September 30, 2011
Operating activities
Net loss	$ (11,643)	$ (10,198)	$ (68,485)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	242	380	1,521
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	-
Net cash used by operating activities	(11,401)	(9,818)	(66,964)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Financing activities
Proceeds from notes payable	2,000	-	2,000
Donated capital	10,000	10,000	25,175
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	12,000	10,000	69,275

Net increase in cash	599	182	790
Cash - beginning of the period	191	553	-
Cash - end of the period	$ 790	$ 735	$ 790

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $68,485. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

Note 4 - Accounting Policies and Procedures

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2011.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the company’s financial statements.

Note 5 - Fixed assets

Fixed assets as of September 30, 2011 and 2010, consisted of the following:

	September 30,
	2011	2010
Computer equipment	$ 1,521	$ 1,521

Accumulated depreciation	(1,521)	(1,152)
	$ 0	$ 369

During the three and nine months ended September 30, 2011 and 2010, the Company recorded depreciation expense of $0 and $127 and $242 and $380, respectively.

Note 6 - Debt and interest expense

Through September 30, 2011, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

Note 7 - Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.

During the nine months ended September 30, 2011, an officer and director of the Company donated cash in the amount of $10,000.  The entire amount is considered to be additional paid-in capital.

As of September 30, 2011, there have been no other issuances of common stock.

Note 8 - Warrants and options

As of September 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Related party transactions

Through September 30, 2011, an officer and director of the Company donated cash in the amount of $25,175.  The entire amount is considered to be additional paid-in capital.

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

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended September 30, 2011, our expenses of $3,056 consisting solely of in general and administrative expenses.  In the comparable three month period ended September 30, 2010, we incurred $2,680 in total expenses, consisting of $127 in depreciation expense and $2,553 in general and administrative expenses.

During the nine months ended September 30, 2011, total expenses were $11,643 which consisted of $242 in depreciation expense and $11,401 in general and administrative expenses.  Comparatively, in the nine months ended September 30, 2010, total expenses were $10,198 of which $380 was attributed to depreciation expense and $9,818 to general and administrative costs.  The increase in fees year-over-year is primarily attributed to increased accounting and professional fees related to fulfilling our public reporting requirements.  Aggregate operating expenses from our inception on September 11, 2006 through September 30, 2011 were $68,485, of which $1,521 is related to depreciation expense and $66,964 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three months ended September 30, 2011, our net loss totaled $3,056, compared to a net loss of $2,680 in the comparable three month period ended September 30, 2010.  For the nine month periods ended September 30, 2011 and 2010, our net loss was $11,643 and $10,198, respectively.  Since our inception, we have accumulated net losses in the amount of $68,485.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the period ended September 30, 2011.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of September 30, 2011, we had $790 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2011, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	November 14, 2011
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	November 14, 2011
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	November 14, 2011
Jolene Uddman