Form 10-K
period 2011-12-31
Engraving Masters, Inc.
filed 2012-03-29
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $32,600 as of March 30, 2012.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2012 was 7,630,000.

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

For the year ended December 31, 2011

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

David Uddman, an executive officer, employee and director, beneficially owns 78.64% of our issued and outstanding common stock.  As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "EGRV".  As of December 31, 2011, no public market in The Engraving Masters, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  The Engraving Masters, Inc. makes no representation about the value of its common stock.

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

During the year ended December 31, 2011, our expenses of $15,419, consisted of $242 in depreciation expense and $15,177 in general and administrative expenses.  In the comparable period from the year ended December 31, 2010, our expenses of $12,169, consisted of $507 in depreciation expense and $11,662 in general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through December 31, 2011 were $72,261, of which $1,521 is related to depreciation expense and $70,740 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of not having revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the year ended December 31, 2011, our net loss totaled $15,419, compared to a net loss of $12,169 in the prior year ended December 31, 2010.  Since our inception, we have accumulated net losses in the amount of $72,261.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2011.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of December 31, 2011, we had $314 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2011, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Engraving Masters, Inc.

We have audited the accompanying balance sheets of The Engraving Masters, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (September 11, 2006) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Engraving Masters, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the results of its operation and its cash flow for the years then ended and from inception (September 11, 2006) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2012

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

The Engraving Masters, Inc.

(A Development Stage Company)

Balance Sheets

(Audited)

	December 31,
	2011	2010
Assets

Current assets:
Cash	$314	$191
Total current assets	314	191

Fixed assets, net	-	242

Total assets	$314	$433

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Note payable	$2,000	$-
Total current liabilities	2,000	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 12/31/11 and 12/31/10	7,630	7,630
Additional paid-in capital	62,945	49,645
Deficit accumulated during development stage	(72,261)	(56,842)
Total stockholders’ equity (deficit)	(1,686)	433

Total liabilities and stockholders’ equity (deficit)	$314	$433

The accompanying notes are an integral part of these financial statements.

F2

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Operations

(Audited)

	For the years ended		Inception
	December 31,		(September 11, 2006) to
	2011	2010	December 31, 2011

Revenue	$-	$-	$-

Expenses:
Depreciation expense	242	507	1,521
General and administrative expenses	15,177	11,662	70,740
Total expenses	15,419	12,169	72,261

Net loss	$(15,419)	$(12,169)	$(72,261)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From Inception (September 11, 2006) to December 31, 2011

(Audited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

September 14, 2006
Additional paid-in capital	-	$-	-	$-	$175	$-	$175

September 25, 2006
Additional paid-in capital	-	-	-	-	100	-	100

October 5, 2006
Founders shares
issued for cash
$0.001 per share	-	-	6,000,000	6,000	4,000	-	10,000

Net loss
Inception (September 11, 2006)
to December 31, 2006	-	-	-	-	-	(3,462)	(3,462)

Balance, December 31, 2006	-	-	6,000,000	6,000	4,275	(3,462)	6,813

October 10, 2007
Issued for cash
$0.02 per share	-	-	1,630,000	1,630	30,470	-	32,100

Net loss
For the year ended
December 31, 2007	-	-	-	-	-	(8,297)	(8,297)

Balance, December 31, 2007	-	-	7,630,000	7,630	34,745	(11,759)	30,616

Net loss
For the year ended
December 31, 2008	-	-	-	-	-	(21,940)	(21,940)

Balance, December 31, 2008	-	-	7,630,000	7,630	34,745	(33,699)	8,676

Donated capital	-	-	-	-	3,600	-	3,600

Net loss
For the year ended
December 31, 2009	-	-	-	-	-	(10,974)	(10,974)

Balance, December 31, 2009	-	-	7,630,000	7,630	38,345	(44,673)	1,302

Donated capital	-	-	-	-	11,300	-	11,300

Net loss
For the year ended
December 31, 2010	-	-	-	-	-	(12,169)	(12,169)

Balance, December 31, 2010	-	-	7,630,000	7,630	49,645	(56,842)	433

Donated capital	-	-	-	-	13,300	-	13,300

Net loss
For the year ended
December 31, 2011	-	-	-	-	-	(15,419)	(15,419)

Balance, December 31, 2011	-	$-	7,630,000	$7,630	$62,945	$(72,261)	$(1,686)

The accompanying notes are an integral part of these financial statements.

F4

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended		Inception
	December 31,		(September 11, 2006) to
	2011	2010	December 31, 2011

Operating activities
Net loss	$(15,419)	$(12,169)	$(72,261)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	242	507	1,521
Net cash used by operating activities	(15,177)	(11,662)	(70,740)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Financing activities
Proceeds from notes payable	2,000	-	2,000
Donated capital	13,300	11,300	28,475
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	15,300	11,300	72,575

Net increase (decrease) in cash	123	(362)	314
Cash - beginning of the year	191	553	-
Cash - end of the year	$314	$191	$314

Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

F5

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 1 - History and organization of the company

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

Note 2 - Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and note payable. Fair values were assumed to approximate carrying values for cash and note payable because they are short term in nature and they are payable on demand.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50

F6

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 2 - Accounting policies and procedures (continued)

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

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2011 and 2010.

General and administrative expenses

The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2011 and 2010.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011 and 2010, no income tax expense has been incurred.

F6

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 2 - Accounting policies and procedures (continued)

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $72,261. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 - Fixed assets

Fixed assets as of December 31, 2011 and 2010, consisted of the following:

	December 31,
	2011	2010
Computer equipment	$ 1,521	$ 1,521

Accumulated depreciation	(1,521)	(1,279)
	$ 0	$ 242

During the years ended December 31, 2011 and 2010, the Company recorded depreciation expense of $242 and $507, respectively.

F7

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 5 - Income taxes

For the years ended December 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2011 and 2010, the Company had approximately $72,261 and $56,842 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$ 25,291	$ 19,895
Valuation allowance	(25,291)	(19,895)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $25,291 and $19,985, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2011 & 2010

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Through December 31, 2011, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand

Note 6 - Debt and interest expense

Through December 31, 2011, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

Note 7 - Stockholders’ equity (deficit)

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock, of which 7,630,000 shares of common stock are issued and outstanding.

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

F8

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 7 - Stockholders’ equity (deficit) (continued)

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

Through the year ended December 31, 2011, an officer and director of the Company donated cash in the amount of $13,300.  The entire amount is considered to be additional paid-in capital.

As of December 31, 2011, there have been no other issuances of common stock.

Note 8 - Warrants and options

As of December 31, 2011 and 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Through the year ended December 31, 2011, an officer and director of the Company donated cash in the amount of $13,300.  The entire amount is considered to be additional paid-in capital.

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

F9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2011.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2011, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Notes:

(1)

All directors hold office until the next annual meeting of the stockholders, which shall be held in September of 2012, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2011 and 2010 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Uddman	2011	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0

Jolene Uddman	2011	0	0	0	0	0	0	0	0
Secretary/Treasurer	2010	0	0	0	0	0	0	0	0

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

During year ended December 31, 2011, David Uddman, an officer and director, donated cash in the amount of $13,300.  Mr. Uddman has donated the entire amount and does not expect to be repaid.

Additionally, we use office space and services provided without charge by Mr. and Mrs. Uddman, our directors and officers.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit fees	$ 12,000	$ 8,000
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$ 12,325	$ 8,325

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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
(Registrant)

By: /s/ David Uddman
David Uddman, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ David Uddman	President, CEO and Director	March 29, 2012
David Uddman

/s/ Jolene Uddman	Chief Financial Officer	March 29, 2012
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	March 29, 2012
Jolene Uddman