Form 10-Q
period 2012-03-31
Engraving Masters, Inc.
filed 2012-05-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at May 3, 2012)

THE ENGRAVING MASTERS, INC.

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2011, Annual Report on Form 10-K previously filed with the Commission on March 29, 2012.

The Engraving Masters, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets

Current assets:
Cash	$966	$314
Total current assets	966	314

Total assets	$966	$314

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$600	$-
Note payable	2,000	2,000
Total current liabilities	2,600	2,000

Total liabilities	2,600	2,000

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 3/31/12 and 12/31/11	7,630	7,630
Additional paid-in capital	69,945	62,945
Deficit accumulated during development stage	(79,209)	(72,261)
Total stockholders’ equity (deficit)	(1,634)	(1,686)

Total liabilities and stockholders’ equity (deficit)	$966	$314

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended		Inception
	March 31,		(September 11, 2006) to
	2012	2011	March 31, 2012

Revenue	$-	$-	$-

Expenses:
Depreciation expense	-	127	1,521
General and administrative expenses	6,948	5,739	77,688
Total expenses	6,948	5,866	79,209

Loss before provision for income taxes	(6,948)	(5,866)	(79,209)

Provision for income taxes	-	-	-

Net loss	$(6,948)	$(5,866)	$(79,209)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended		Inception
	March 31,		(September 11, 2006) to
	2012	2011	March 31, 2012

Operating activities
Net loss	$(6,948)	$(5,866)	$(79,209)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	127	1,521
Changes in operating assets and liabilities:
Increase in accounts payable	600	500	600
Net cash (used) by operating activities	(6,348)	(5,239)	(77,088)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash (used) by investing activities	-	-	(1,521)

Financing activities
Proceeds from notes payable	-	-	2,000
Donated capital	7,000	6,000	35,475
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	7,000	6,000	79,575

Net increase (decrease) in cash	652	761	966
Cash - beginning of the year	314	191	-
Cash - end of the year	$966	$952	$966

Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

The business of the Company is to sell engraved awards and collectibles via the Internet.  The Company has limited operations and in accordance with ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $79,209. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share

Net loss per share is provided in accordance with ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2012.

Note 5 - Debt and interest expense

Through March 31, 2012, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

Note 6 - Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.

From the inception of the Company through March 31, 2012, an officer and director of the Company donated cash in the amount of $35,475.  The entire amount is considered to be additional paid-in capital.

As of March 31, 2012, there have been no other issuances of common stock.

Note 7 - Warrants and options

As of March 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 8 - Related party transactions

From the inception of the Company through March 31, 2012, an officer and director of the Company donated cash in the amount of $35,475.  The entire amount is considered to be additional paid-in capital.

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

Note 9 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

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

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the three months ended March 31, 2012, our expenses of $6,948 consisted solely of general and administrative expenses.  In the comparable three month period ended March 31, 2011, our expenses of $5,866 consisted of $127 in depreciation expense and $5,739 in general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through March 31, 2012 were $79,209, of which $1,521 is related to depreciation expense and $77,688 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of not having revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three months ended March 31, 2012, our net loss totaled $6,948, compared to a net loss of $5,866 in the comparable period ended March 31, 2011.  Since our inception, we have accumulated net losses in the amount of $79,209.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through March 31, 2012.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of March 31, 2012, we had $966 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2012, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Legal Proceedings

We are not a party to any material legal proceedings.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) David Uddman

(b) Jolene Uddman

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10 previously filed with the SEC on November 28, 2007, and subsequent amendments made thereto.

8-K Filed Date	Item Number

April 26, 2012	Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	May 3, 2012
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	May 3, 2012
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	May 3, 2012
Jolene Uddman