Form 10-K
period 2012-12-31
Engraving Masters, Inc.
filed 2013-04-15
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $32,600 as of March 31, 2013.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2013 was 7,630,000.

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

For the year ended December 31, 2012

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "EGRV".  As of December 31, 2012, no public market in The Engraving Masters, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  The Engraving Masters, Inc. makes no representation about the value of its common stock.

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

Sales conducted under Regulation D

In October 2007, we completed an offering of shares common stock in accordance with Regulation D, Rule 504 of the Securities Act, registered by qualification in the State of Nevada, whereby we sold 1,630,000 shares of common stock, par value, at a price of $0.02 per share to 25 non-affiliated investors.  All investors were, at the time of purchase, residents of the State of Nevada.

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

During the year ended December 31, 2012, our expenses of $14,932, consisted solely of general and administrative expenses.  In the comparable period from the year ended December 31, 2011, our expenses of $15,419, consisted of

$242 in depreciation expense and $15,177 in general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through December 31, 2012 were $87,193, of which $1,521 is related to depreciation expense and $85,672 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of not having revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the year ended December 31, 2012, our net loss totaled $14,932, compared to a net loss of $15,419 in the prior year ended December 31, 2011.  Since our inception, we have accumulated net losses in the amount of $87,193.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2012.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of December 31, 2012, we had $582 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2013, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

To the Board of Directors and Stockholders

The Engraving Masters, Inc.

Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of The Engraving Masters, Inc.(A Development Stage Company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and from September 11, 2006 (inception) through December 31, 2012.  Amounts for periods prior to December 31, 2011 are based on the reports of other auditors.  The Engraving Masters, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Engraving Masters, Inc. as of December 31, 2012 and the results of its operations, stockholders’ deficit, and cash flows for the year then ended and from September 11, 2006 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City, Missouri

April 15, 2013

F2

The Engraving Masters, Inc.

(A Development Stage Company)

Balance Sheets

(Audited)

	December 31,
	2012	2011
Assets

Current assets:
Cash	$582	$314
Total current assets	582	314

Fixed assets, net	-	-

Total assets	$582	$314

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Note payable	$2,000	$2,000
Total current liabilities	2,000	2,000

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 12/31/12 and 12/31/11	7,630	7,630
Additional paid-in capital	78,145	62,945
Deficit accumulated during development stage	(87,193)	(72,261)
Total stockholders’ (deficit)	(1,418)	(1,686)

Total liabilities and stockholders’ (deficit)	$582	$314

The accompanying notes are an integral part of these financial statements.

F3

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Operations

(Audited)

	For the years ended		Inception
	December 31,		(September 11, 2006) to
	2012	2011	December 31, 2012

Revenue	$-	$-	$-

Expenses:
Depreciation expense	-	242	1,521
General and administrative expenses	14,932	15,177	85,672
Total expenses	14,932	15,419	87,193

Net loss	$(14,932)	$(15,419)	$(87,193)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F4

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Stockholders’ (Deficit)

From Inception (September 11, 2006) to December 31, 2012

(Audited)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amounts	Shares	Amount	Capital	Stage	(Deficit)

September 14, 2006
Additional paid-in capital	-	$-	-	$-	$175	$-	$175

September 25, 2006
Additional paid-in capital	-	-	-	-	100	-	100

October 5, 2006
Founders shares
issued for cash
$0.001 per share	-	-	6,000,000	6,000	4,000	-	10,000

Net loss
Inception (September 11, 2006)
to December 31, 2006	-	-	-	-	-	(3,462)	(3,462)

Balance, December 31, 2006	-	-	6,000,000	6,000	4,275	(3,462)	6,813

October 10, 2007
Issued for cash
$0.02 per share	-	-	1,630,000	1,630	30,470	-	32,100

Net loss
For the year ended
December 31, 2007	-	-	-	-	-	(8,297)	(8,297)

Balance, December 31, 2007	-	-	7,630,000	7,630	34,745	(11,759)	30,616

Net loss
For the year ended
December 31, 2008	-	-	-	-	-	(21,940)	(21,940)

Balance, December 31, 2008	-	-	7,630,000	7,630	34,745	(33,699)	8,676

Donated capital	-	-	-	-	3,600	-	3,600

Net loss
For the year ended
December 31, 2009	-	-	-	-	-	(10,974)	(10,974)

Balance, December 31, 2009	-	-	7,630,000	7,630	38,345	(44,673)	1,302

Donated capital	-	-	-	-	11,300	-	11,300

Net loss
For the year ended
December 31, 2010	-	-	-	-	-	(12,169)	(12,169)

Balance, December 31, 2010	-	-	7,630,000	7,630	49,645	(56,842)	433

Donated capital	-	-	-	-	13,300	-	13,300

Net loss
For the year ended
December 31, 2011	-	-	-	-	-	(15,419)	(15,419)

Balance, December 31, 2011	-	-	7,630,000	7,630	62,945	(72,261)	(1,686)

Donated capital	-	-	-	-	15,200	-	15,200

Net loss
For the year ended
December 31, 2012	-	-	-	-	-	(14,932)	(14,932)

Balance, December 31, 2012	-	$-	7,630,000	$7,630	$78,145	$(87,193)	$(1,418)

The accompanying notes are an integral part of these financial statements.

F5

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended		Inception
	December 31,		(September 11, 2006) to
	2012	2011	December 31, 2012

Operating activities
Net loss	$(14,932)	$(15,419)	$(87,193)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	242	1,521
Net cash used by operating activities	(14,932)	(15,419)	(85,672)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Financing activities
Proceeds from notes payable	-	2,000	2,000
Donated capital	15,200	13,300	43,675
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	15,200	15,300	87,775

Net increase (decrease) in cash	268	123	582
Cash - beginning of the year	314	191	-
Cash - end of the year	$582	$314	$582

Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2012 and 2011.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and note payable. Fair values were assumed to approximate carrying values for cash and note payable because they are short term in nature and they are payable on demand.

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

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2012 and 2011.

General and administrative expenses

The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2012 and 2011.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011, no income tax expense has been incurred.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $87,193. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 - Fixed assets

Fixed assets as of December 31, 2012 and 2011, consisted of the following:

	December 31,
	2012	2011
Computer equipment	$ 1,521	$ 1,521

Accumulated depreciation	(1,521)	(1,521)
	$ 0	$ 0

During the years ended December 31, 2012 and 2011, the Company recorded depreciation expense of $0 and $242, respectively.

Note 5 - Debt and interest expense

Through December 31, 2012, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

F9

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 6 - Income taxes

For the years ended December 31, 2012 and 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012 and 2011, the Company had approximately $87,193 and $72,261 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$ 30,516	$ 25,291
Valuation allowance	(30,516)	(25,291)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $30,516 and $25,291, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2012 & 2011

Federal statutory tax rate	(35.0) %
Permanent difference and other	35.0%

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

F10

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 7 - Stockholders’ equity (continued)

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

Through the year ended December 31, 2012, an officer and director of the Company donated cash in the amount of $15,200.  The entire amount is considered to be additional paid-in capital.

As of December 31, 2012, there have been no other issuances of common stock.

Note 8 - Warrants and options

As of December 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Through the year ended December 31, 2012, an officer and director of the Company donated cash in the amount of $15,200.  The entire amount is considered to be additional paid-in capital.

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

F11

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 10 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

F12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2012.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2012, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Notes:

(1)

All directors hold office until the next annual meeting of the stockholders, which shall be held in September of 2013, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

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

Jolene M. Uddman, Secretary, Treasurer and Director:  From 2003 to the present, Jolene Uddman was employed by the Make-A-Wish Foundation, providing office support and managing volunteer files.  Mrs. Uddman has also been employed by the family engraving business, The Engraver, Inc., where she is the office manager.  Her responsibilities include maintaining accounts payable and receivable, preparing weekly payroll and monthly payroll taxes, managing customer accounts, and assisting with customer orders.  From 1985 to 1988, Mrs. Uddman attended Spokane Community College in Spokane, Washington in pursuit of  an Associates Degree as an Executive Secretary.  From 1988 to 1989, she attended Trend College in Spokane, Washington, where she studied Computerized Information Processing.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2012, we received no recommendation for Directors from our stockholders.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2012 and 2011 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- Sation Earnings ($)	All Other Compen- sation ($)	Total ($)

David Uddman	2012	0	0	0	0	0	0	0	0
President	2011	0	0	0	0	0	0	0	0

Jolene Uddman	2012	0	0	0	0	0	0	0	0
Secretary/Treasurer	2011	0	0	0	0	0	0	0	0

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

During the year ended December 31, 2012, David Uddman, an officer and director, donated cash in the amount of $15,200.  Mr. Uddman has donated the entire amount and does not expect to be repaid.

Additionally, we use office space and services provided without charge by Mr. and Mrs. Uddman, our directors and officers.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit fees	$ 10,750	$ 12,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 10,750	$ 12,000

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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
(Registrant)

By: /s/ David Uddman
David Uddman, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ David Uddman	President, CEO and Director	April 15, 2013
David Uddman

/s/ Jolene Uddman	Chief Financial Officer	April 15, 2013
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	April 15, 2013
Jolene Uddman