Form 10-Q
period 2013-06-30
Engraving Masters, Inc.
filed 2013-08-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	7,630,000 shares
(Class)	(Outstanding as at August 14, 2013)

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

The Engraving Masters, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets

Current assets:
Cash	$240	$582
Total current assets	240	582

Total assets	$240	$582

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$-	$-
Note payable	2,000	2,000
Total current liabilities	2,000	2,000

Total liabilities	2,000	2,000

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 6/30/13 and 12/31/12	7,630	7,630
Additional paid-in capital	87,745	78,145
Deficit accumulated during development stage	(97,135)	(87,193)
Total stockholders’ equity (deficit)	(1,760)	(1,418)

Total liabilities and stockholders’ equity (deficit)	$240	$582

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(September 11, 2006) to
	2013	2012	2013	2012	June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation expense	-	-	-	-	1,521
General and administrative expenses	4,482	2,686	9,942	9,634	95,614
Total expenses	4,482	2,686	9,942	9,634	97,135

Loss before provision for income taxes	(4,482)	(2,686)	(9,942)	(9,634)	(97,135)

Provision for income taxes	-	-	-	-	-

Net loss	$ (4,482)	$ (2,686)	$ (9,942)	$ (9,634)	$ (97,135)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000	7,630,000	7,630,000

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended		Inception
	June 30,		(September 11, 2006) to
	2013	2012	June 30, 2013

Operating activities
Net loss	$(9,942)	$(9,634)	$(97,135)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	1,521
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	-
Net cash (used) by operating activities	(9,942)	(9,634)	(95,614)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash (used) by investing activities	-	-	(1,521)

Financing activities
Proceeds from notes payable	-	-	2,000
Donated capital	9,600	9,500	53,275
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	9,600	9,500	97,375

Net increase (decrease) in cash	(342)	(134)	240
Cash - beginning of the year	582	314	-
Cash - end of the year	$240	$180	$240

Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $97,135. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2013.

Note 5 - Debt and interest expense

Through June 30, 2013, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

Note 6 - Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.

From the inception of the Company through June 30, 2013, an officer and director of the Company donated cash in the amount of $53,275.  The entire amount is considered to be additional paid-in capital.

As of June 30, 2013, there have been no other issuances of common stock.

Note 7 - Warrants and options

As of June 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 8 - Related party transactions

From the inception of the Company through June 30, 2013, an officer and director of the Company donated cash in the amount of $53,275.  The entire amount is considered to be additional paid-in capital.

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

During the three months ended June 30, 2013, our expenses of $4,482 consisted solely of general and administrative expenses.  In the comparable three month period ended June 30, 2012, our expenses of $2,686 consisted solely of general and administrative expenses.

In the six month period ended June 30, 2013, total expenses were $9,942 compared to $9,634 in the comparable period ended June 30, 2012.

Aggregate operating expenses from our inception on September 11, 2006 through June 30, 2013 were $97,135, of which $1,521 is related to depreciation expense and $95,614 in general and administrative expenses.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of not having revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the three month period ended June 30, 2013, our net loss totaled $4,482, compared to a net loss of $2,686 in the comparable three month period ended June 30, 2012.  During the six month period ended June 30, 2013, we incurred a net loss of $9,942.  In the comparable six month period ended June 30, 2012, we incurred a net loss of $9,634.  Since our inception, we have accumulated net losses in the amount of $97,135.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through June 30, 2013.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

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

As of June 30, 2013, we had $240 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  Our management expects that we will experience net cash out-flows for the fiscal year 2013, given the developmental nature of our business.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

THE ENGRAVING MASTERS, INC.
(Registrant)

Signature	Title	Date

/s/ David Uddman	President and	August 14, 2013
David Uddman	Chief Executive Officer

/s/ Jolene Uddman	Chief Financial Officer	August 14, 2013
Jolene Uddman

/s/ Jolene Uddman	Chief Accounting Officer	August 14, 2013
Jolene Uddman