Form 10-K
period 2013-12-31
Engraving Masters, Inc.
filed 2014-04-09
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-52942

THE ENGRAVING MASTERS, INC.
(Name of small business issuer in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1350 Independence St. Lakewood, CO	80215
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (800) 844-5576

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of its chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $0 as of June 30, 2013.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2014 was 8,644,235.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

THE ENGRAVING MASTERS, INC.

FORM 10-K

For the year ended December 31, 2013

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

The Engraving Masters, Inc. was incorporated in the State of Nevada on September 11, 2006.  Our prior stated business objective was to sell engraved products and awards.  To that end, in January 2007, we entered into a Procurement Agreement with The Engravers, Inc., an engraving company founded in 1982 in Spokane, Washington, which is owned and operated by the family of our officers and directors.  As of the date of this annual report, we did not generate any revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our business, we sought business opportunities with established companies and financing from third-party sources.

Subsequent to the date of this annual report, we entered into the following transactions, the net effect of which was a change of control of the company:

1.

On February 19, 2014, David Uddman and Jolene Uddman, the Company’s two directors, appointed Ted Daniels and Dan Sullivan to be directors of the Company.  Following the appointments of Mr. Daniels and Mr. Sullivan, Mr. Uddman and Ms. Uddman resigned as officers and directors of the Company.

2.

On March 4, 2014, David Uddman sold 2,495,000 shares of the Company’s common stock to Ted Daniels and sold 2,495,000 shares of the Company’s common stock to Dan Sullivan.

3.

On March 13, 2014, Mr. Daniels and Mr. Sullivan appointed Sean Campbell to be a director of the Company.  Following his appointment, Mr. Daniels and Mr. Sullivan resigned as officers and directors of the Company.

4.

On March 14, 2014, the Company acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 (“Blue Line Inc”).  Blue Line Inc intends to provide private security services to licensed marijuana growers and dispensaries.

5.

On March 14, 2014, Sean Campbell, Ted Daniels and Dan Sullivan were appointed as officers of the Company.

6.

On March 15, 2014, the Company agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado corporation (“Blue Line LLC”), from Ted Daniels and Dan Sullivan for cash. Since August 2013, Blue Line, LLC has provided private security services to licensed marijuana growers and dispensaries.  The closing of the acquisition will take place when the Company is provided with financial statements, audited as necessary and in proper form, which will be satisfactory for filing by the Company in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line will terminate.  As of the date of this annual report, the acquisition had not been completed.

7.

On March 24, 2014, Ricky Bennett was appointed as an officer of the Company.

In March 2014, we sold 991,158 shares of our common stock to a group of private investors at a price of $1.30 per share, and issued 23,077 shares of our common stock in exchange for a vehicle which we use for our business.

As a result of the foregoing, as of March 26, 2014, we had 8,644,235 outstanding shares of common stock.

We plan to forward split our outstanding shares of common stock on a 21 for 1 basis.

Business of Issuer

Principal Products and Principal Markets

The Company is making a concerted effort to become a total solutions provider of security and storage solutions for the medicinal marijuana market.  The Company intends to design, engineer, supply, install and maintain professional security, access control, video and storage solutions for licensed marijuana growers and dispensaries.  The Company will not manufacture the hardware that it sells.  Hardware is purchased from third parties and resold.  Each project presents us with a unique combination of a one-of-a-kind array of security related devices in a unique geographic configuration and utilization, and security deployment environment.

Industry Background and Competition

In Colorado (with 5.1 million residents), the 2013 medical marijuana market, with approximately 500 licensed dispensaries and 110,000 legal medical users, is believed to be $350,000,000.  While projections vary widely, many believe that when legalization occurs in 2014, the Colorado medical and recreational market combined will reach $600,000,000 (according to Colorado State University).

In Colorado, the market was expanded in January 2014 to include adult use, including visitors from other states. Voters in Washington recently approved a ballot measure to legalize cannabis for adult use.  Many experts predict that other states will follow Colorado and Washington in enacting legislation or approving ballot measures that expand the permitted use of cannabis.

The security services industry is a large and competitive market.  More specifically, however, the market for security and storage solutions as it pertains to medical marijuana companies is a nascent market, resulting a highly fragmented and fractured marketplace.  Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us.  None of the large security companies, such as Brinks, Argyle, Tyco or Torment, are currently competing in this market segment, although there can be no guarantee this trend will continue.

Competition depends, to a large extent, on clients' perception of the quality of our services in comparison to those of our competitors.  To the extent we lose clients to our competitors because of dissatisfaction with our products and services, or if our reputation is adversely impacted for any other reason, our ability to attract customers, and therefore our ability to generate revenues, will be reduced.

Number of total employees and number of full time employees

As of March 31, 2014, we had 31 full-time employees and five part-time employees, including our officers.

Reports to Security Holders

1.

We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.

We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 13 of the Securities Exchange Act of 1934, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Marijuana remains illegal under federal law and we may be considered an accessory to the sale and distribution of it.

Marijuana remains illegal under federal law.  It is a schedule-I controlled substance.  Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law.  The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes.  Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes.  At present, the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area.  This may be because the Obama administration has made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.  However, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy.  A change in the federal attitude towards enforcement could cripple the industry. While we are not insulated from economic risk if such a change were to occur, we believe that by virtue of the fact that we do not market, sell, or produce marijuana or marijuana related products, we and our investors should be insulated from federal prosecution or harassment.  However, the growers and sellers of medical marijuana are our primary customers, and if this industry were unable to operate, we would lose substantially all of our potential clients, which would have a negative impact on our business, operations and financial condition.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan.  In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations.  In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business.  We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Any change in the unwillingness of FDIC-insured banks to accept deposits from customers could harm our proposed operations.

As discussed above, the sale and use of marijuana is illegal under federal law.  There is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that traffic in marijuana, and clinic operators often have trouble finding a bank willing to accept their business.  The inability of potential clients in our target market to open accounts and otherwise use the service of banks provides the distinct opportunity for our services to exist.  However, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses.  In the event his legislation is successful, that banks decide to do business with medical marijuana retailers, or that state and federal banking regulators remove current prohibitions on banks handling funds generated from an activity that is illegal under federal law, our operations could be adversely affected.

We have a limited operating history and may not succeed.

We have a limited operating history and may not succeed.  We are subject to all risks inherent in a developing business enterprise.  Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty products and the competitive and regulatory environment in which we operate.  You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages.  For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products.  We may not successfully address these risks and uncertainties or successfully implement our operating strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

The success of our new and existing services is uncertain and may not be adopted by the medical marijuana industry.

We expect to commit significant resources and capital to develop and market a relatively new service in the nascent and developing medical marijuana industry.  These services are untested, and we cannot assure you that we will achieve market acceptance for these services, or other new services that we may offer in the future.  Moreover, these and other new services may be subject to significant competition with offerings by new and existing competitors.  In addition, new services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees.  The failure to successfully develop and market these new services or enhancements could seriously harm our business, financial condition and results of operations.

Investors may lose their entire investment if we fail to implement our business plan.

We only recently began operating as a medical marijuana security and storage company and have no demonstrable operations record on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  We cannot guarantee that we will be successful in executing our business. If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

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

We are subject to federal legislation to protect investors against corporate fraud.

Federal legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd- Frank Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these corporate governance measures such as an audit or other independent committees of our board of directors as we presently have one director. Additionally, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions, in addition to the fact that we currently have only one director.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.”

Even if we no longer qualify as an “emerging growth company”, we may still be subject to reduced reporting requirements so long as we are considered a “Smaller Reporting Company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

Our auditors have substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We use office space at 1350 Independence St., Lakewood, CO 80215. We rent this space at a rate of $2,000 per month pursuant to a month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS

None.

No director, officer, significant employee or consultant has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "EGRV".  As of March 31, 2014, no public market in our common stock has developed and there can be no assurance that a meaningful trading market will subsequently develop.

Holders

As of the date of this filing, we had 8,644,235 shares of $0.001 par value common stock issued and outstanding held by 60 shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

The Company has never declared or paid any dividends on its common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

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

Background and Recent Developments

We were incorporated in the State of Nevada on September 11, 2006.  Our prior stated business objective was to sell engraved products and awards.  To that end, in January 2007, we entered into a Procurement Agreement with The Engravers, Inc., an engraving company founded in 1982 in Spokane, Washington, which is owned and operated by the family of our officers and directors.  As of the date of this annual report, we did not generate any revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our business, we sought business opportunities with established companies and financing from third-party sources.

Subsequent to the date of this annual report, we entered into the following transactions:

1.

On February 19, 2014, David Uddman and Jolene Uddman resigned as officers and directors of the Company.

2.

On March 14, 2014, the Company acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 (“Blue Line Inc”).  Blue Line Inc intends to provide private security services to licensed marijuana growers and dispensaries.

3.

On March 15, 2014, the Company agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado corporation (“Blue Line LLC”).  Since August 2013, Blue Line, LLC has provided private security services to licensed marijuana growers and dispensaries.  The closing of the acquisition will take place when the Company is provided with financial statements, audited as necessary and in proper form, which will be satisfactory for filing by the Company in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line will terminate.  As of the date of this annual report, the acquisition had not been completed.

Management’s Discussion and Analysis

Since March 14, 2014, we have been engaged in the business of providing private security, transportation and storage to licensed marijuana growers and dispensaries.

Since our formation in 2006, we have generated no revenues.

In the execution of our business, we incur depreciation expense related to our computer equipment, as well as various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.

During the year ended December 31, 2013, our expenses of $15,288, consisted solely of general and administrative expenses.  In the comparable period from the year ended December 31, 2012, our expenses of $14,932, comprised solely of general and administrative expenses.  Aggregate operating expenses from our inception on September 11, 2006 through December 31, 2013 were $102,481, of which $1,521 is related to depreciation expense and $100,960 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of not having revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on September 11, 2006.  In the year ended December 31, 2013, our net loss totaled $15,288, compared to a net loss of $14,932 in the prior year ended December 31, 2012.  Since our inception, we have accumulated net losses in the amount of $102,481.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2013.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

As of December 31, 2013, we had $2,844 of cash on hand, which our management believes these funds are not sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  Our management believes we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

In March 2014, we sold 991,158 shares of our common stock to a group of private investors at a price of $1.30 per share and issued 23,077 shares of its common stock in exchange for a vehicle which we use for our business.

We do not have any firm commitments from any person to provide us with any additional capital.

Other than the changes which will result from the acquisition of Blue Line Protection Group, LLC, we do not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact om sales, revenues, expenses or results of operations, or liquidity.

See Note 2 to the financial statements included as part of this report for a description of our accounting policies and recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Engraving Masters, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of The Engraving Masters, Inc. (A Development Stage Company) as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended, and since inception on September 11, 2006 through December 31, 2013. Amounts for periods prior to December 31, 2013 are based on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Engraving Masters, Inc. (A Development Stage Company) as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended, and since inception on September 11, 2006 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs

Las Vegas, Nevada

March 25, 2014

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

The Engraving Masters, Inc.

(A Development Stage Company)

Balance Sheets

(Audited)

	December 31,
	2013	2012
Assets

Current assets:
Cash	$2,844	$582
Total current assets	2,844	582

Total assets	$2,844	$582

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$2,300	$-
Note payable	2,000	2,000
Total current liabilities	4,300	2,000

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,630,000 shares issued and outstanding
as of 12/31/13 and 12/31/12	7,630	7,630
Additional paid-in capital	93,395	78,145
Deficit accumulated during development stage	(102,481)	(87,193)
Total stockholders’ (deficit)	(1,456)	(1,418)

Total liabilities and stockholders’ (deficit)	$2,844	$582

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Operations

(Audited)

	For the years ended		Inception
	December 31,		(September 11, 2006) to
	2013	2012	December 31, 2013

Revenue	$-	$-	$-

Expenses:
Depreciation expense	-	-	1,521
General and administrative expenses	15,288	14,932	100,960
Total expenses	15,288	14,932	102,481

Net loss	$(15,288)	$(14,932)	$(102,481)

Weighted average number of
common shares outstanding - basic	7,630,000	7,630,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Stockholders’ (Deficit)

From Inception (September 11, 2006) to December 31, 2013

(Audited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ (Deficit)

September 14, 2006
Additional paid-in capital	-	$-	-	$-	$175	$-	$175

September 25, 2006
Additional paid-in capital	-	-	-	-	100	-	100

October 5, 2006
Founders shares
issued for cash
$0.001 per share	-	-	6,000,000	6,000	4,000	-	10,000

Net loss
Inception (September 11, 2006)
to December 31, 2006	-	-	-	-	-	(3,462)	(3,462)

Balance, December 31, 2006	-	-	6,000,000	6,000	4,275	(3,462)	6,813

October 10, 2007
Issued for cash
$0.02 per share	-	-	1,630,000	1,630	30,470	-	32,100

Net loss
For the year ended
December 31, 2007	-	-	-	-	-	(8,297)	(8,297)

Balance, December 31, 2007	-	-	7,630,000	7,630	34,745	(11,759)	30,616

Net loss
For the year ended
December 31, 2008	-	-	-	-	-	(21,940)	(21,940)

Balance, December 31, 2008	-	-	7,630,000	7,630	34,745	(33,699)	8,676

Donated capital	-	-	-	-	3,600	-	3,600

Net loss
For the year ended
December 31, 2009	-	-	-	-	-	(10,974)	(10,974)

Balance, December 31, 2009	-	-	7,630,000	7,630	38,345	(44,673)	1,302

Donated capital	-	-	-	-	11,300	-	11,300

Net loss
For the year ended
December 31, 2010	-	-	-	-	-	(12,169)	(12,169)

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Stockholders’ (Deficit)

From Inception (September 11, 2006) to December 31, 2013

(Audited) (CONTINUED)

Balance, December 31, 2010	-	-	7,630,000	7,630	49,645	(56,842)	433

Donated capital	-	-	-	-	13,300	-	13,300

Net loss
For the year ended
December 31, 2011	-	-	-	-	-	(15,419)	(15,419)

Balance, December 31, 2011	-	-	7,630,000	7,630	62,945	(72,261)	(1,686)

Donated capital	-	-	-	-	15,200	-	15,200

Net loss
For the year ended
December 31, 2012	-	-	-	-	-	(14,932)	(14,932)

Balance, December 31, 2012	-	-	7,630,000	7,630	78,145	(87,193)	(1,418)

Donated capital	-	-	-	-	15,250	-	15,250

Net loss
For the year ended
December 31, 2013	-	-	-	-	-	(15,288)	(15,288)

Balance, December 31, 2013	-	$-	7,630,000	$7,630	$93,395	$(102,481)	$(1,456)

The accompanying notes are an integral part of these financial statements.

The Engraving Masters, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended		Inception
	December 31,		(September 11, 2006) to
	2013	2012	December 31, 2013

Operating activities
Net loss	$(15,288)	$(14,932)	$(102,481)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	1,521
Changes in operating assets and liabilities:
Increase in accounts payable	2,300	-	2,300
Net cash used by operating activities	(15,288)	(14,932)	(98,660)

Investing activities
Purchase of fixed assets	-	-	(1,521)
Net cash used by investing activities	-	-	(1,521)

Financing activities
Proceeds from notes payable	-	-	2,000
Donated capital	15,250	15,200	58,925
Issuances of common stock	-	-	42,100
Net cash provided by financing activities	15,250	15,200	103,025

Net increase (decrease) in cash	2,262	268	2,844
Cash - beginning of the year	582	314	-
Cash - end of the year	$2,844	$582	$2,844

Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

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

Note 2 - Accounting policies and procedures

Basis of Presentation:

The financial statements present the balance sheets, statements of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2013 and 2012.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2013 and 2012.

General and administrative expenses

The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2013 and 2012.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013 and 2012, no income tax expense has been incurred.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $102,481 as of December 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 - Debt and interest expense

Through December 31, 2013, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

Note 5 - Income taxes

For the years ended December 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, December 31, 2013 and 2012, the Company had approximately $102,481 and $87,193 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$35,868	$30,516
Valuation allowance	(35,868)	(30,516)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, December 31, 2013 and 2012 was $35,868 and $30,516, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012 and recorded a full valuation allowance.

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 5 - Income taxes (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2013 & 2012

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

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

From the inception of the Company through December 31, 2013, an officer and director of the Company donated cash in the aggregate amount of $58,925.  The entire amount is considered to be additional paid-in capital.

As of December 31, 2013, there have been no other issuances of common stock.

Note 7 - Warrants and options

As of December 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Related party transactions

Office space and services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

From the inception of the Company through December 31, 2013, an officer and director of the Company donated cash in the aggregate amount of $58,925.  The entire amount is considered to be additional paid-in capital.

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

The Engraving Masters, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 9 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report, except for the following:

Subsequent to the date of this annual report, we entered into several transactions, the net effect of which was a change of control of the company.  The transactions are set forth, below:

1.

On February 19, 2014, David Uddman and Jolene Uddman, the Company’s two directors, appointed Ted Daniels and Dan Sullivan to be directors of the Company.  Following the appointments of Mr. Daniels and Mr. Sullivan, Mr. Uddman and Ms. Uddman resigned as officers and directors of the Company.

2.

On March 4, 2014, David Uddman sold 2,495,000 shares of the Company’s common stock to Ted Daniels and sold 2,495,000 shares of the Company’s common stock to Dan Sullivan in private transactions not involving the Company.

3.

On March 13, 2014, Mr. Daniels and Mr. Sullivan appointed Sean Campbell to be a director of the Company.  Following his appointment, Mr. Daniels and Mr. Sullivan resigned as officers and directors of the Company.

4.

On March 14, 2014, the Company acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 (“Blue Line Inc”).  Blue Line Inc intends to provide private security services to licensed marijuana growers and dispensaries.

5.

On March 14, 2014, Sean Campbell, Ted Daniels and Dan Sullivan were appointed as officers of the Company.

6.

On March 15, 2014, the Company agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado corporation (“Blue Line LLC”), from Ted Daniels and Dan Sullivan for cash.  The closing of the acquisition will take place when the Company is provided with financial statements, audited as necessary and in proper form, which will be satisfactory for filing by the Company in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line will terminate.  As of the date of this audit report, the transaction was not consummated.

7.

On March 24, 2014, Ricky Bennett was appointed as an officer of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On December 17, 2013, Weaver Martin & Samyn, LLC notified the Company of its decision to resign as the Registrant’s certifying independent registered public accountants, effective as of that date.  None of the reports of Weaver Martin & Samyn, LLC on the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern paragraph in Weaver Martin & Samyn, LLC's report on the Company’s financial statements as of and for the years ended December 31, 2012 and 2011.

During the Company’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Weaver Martin & Samyn, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Weaver Martin & Samyn, LLC’s satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1) of the Securities and Exchange Commission's Regulation S-K.

On February 18, 2014, the Board of Directors of the Company approved the engagement of, and the Company did on such same date engage, Seale and Beers, CPAs, 50 S. Jones Blvd., Suite 201, Las Vegas, NV 89107, as its independent registered public accounting firm commencing February 18, 2014, for the fiscal year ended December 31, 2013.  During the two most recent years and the subsequent interim period through the date of engagement, neither the Company nor anyone engaged on its behalf has consulted with Seale and Beers, CPAs regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) or (v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were effective for the period ended December 31, 2013, with the exception of the following:

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director as our current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below:

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director as our current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

Our management believes the lack of a functioning Audit Committee has not had a material effect on our financial results.  Our present management will continue to address our need for additional financial personnel and other independent members for our Board of Directors and identify an “expert” for the Audit Committee to advise other members with regard to accounting and reporting procedures.

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. When funds become are available, we will be able to appoint a qualified independent director.  Appointing a financial expert to serve on our Audit Committee will improve the overall performance of Company’s controls over our financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2013, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by the stockholders to a term of one year and serve until  their successors  are elected and qualified.  The officers are appointed by our Board of Directors to a term of one year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

On February 19, 2014, Dvid Uddman and Jolene Uddman, our two directors, appointed Ted Daniels and Dan Sulivan to be directors.

Following the appointments of Mr. Daniels and Mr. Sullivan, Mr. Uddman and Ms. Uddman resigned as officers and directors.

On March 13, 2014, Mr. Daniels and Mr. Sullivan appointed Sean Campbell to be a director.  Following Mr. Campbell’s appointment, Mr. Daniels and Mr. Sullivan resigned as officers and directors.

On March 14, 2014, Sean Campbell, Ted Daniels and Dan Sullivan were appointed as officers.  On March 24, 2014, Ricky Bennett was appointed as an officer.

Information concerning our new officers and director follows:

Name	Age	Position
Sean Campbell	48	Chief Executive Officer, Chief Financial and Accounting Officer, and a Director

Ricky G. Bennett	57	Vice President of Operations and Compliance

Ted Daniels	39	Vice President of Sales

Dan Sullivan	44	Vice President of Marketing

Our directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified.  The officers are appointed by our Board of Directors to a term of one year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

Background of Directors, Executive Officers, Promoters and Control Persons

Sean Campbell has, since 2008, been Co-Portfolio Manager and Managing Director of MKM Capital Advisors LLC where he is responsible for evaluation of companies for potential investment and assisting companies preparing for public listings in assembling their management teams. Mr. Campbell has also been a consultant to numerous development stage companies considering and engaging in public listings.

Ricky G. Bennett was, between October 2013 and March 2014, an independent consultant to Convercent, Inc., a Denver, Colorado-based corporation which develops and markets computer software which firms use to comply with human resource regulations and conduct employee training.  Between 2011 and October 2013 Mr. Bennett was Vice President of Professional Services and Director of Training for Convercent.  Between 2008 and 2010 Mr. Bennett was an Interstate Compact and Youth Offender Officer for the Colorado Department of Corrections.  In this position, Mr. Bennett used a variety of strategies and services to instill pro-social behaviors in offenders transitioning into the community.  Mr. Bennett joined the Aurora, Colorado Police Department in 1980, served as the Aurora Chief of Police between 2002 and 2005, and retired as a commander in 2007.

Ted Daniels founded Blue Line Protection Group, LLC in August 2013.  Mr. Daniels has served in most aspects of law enforcement, including patrol officer, detective, narcotics officer, SWAT member and bike patrol officer.  Mr. Daniels has served on executive protection details, street crime units, undercover operations, gang units, and traffic units.  He is a certified police instructor and has achieved the rank of deputy chief of police.  He was named State of Maryland Law Enforcement Officer of the year in 2002.

After Mr. Daniels left law enforcement, he joined the United States Army infantry. While deployed to Afghanistan, Mr. Daniels conducted intelligence/surveillance and reconnaissance operations which were designed was to find and track enemy commanders. Upon his return to the states, Mr. Daniels was assigned to the Battalion Personal Security Detail where he was responsible for the protection of army battalion commanders. Mr. Daniels received numerous commendations in the military and for his actions in combat, including a Purple Heart.

Dan Sullivan has been a Deputy with the Jefferson County sheriff’s department for the past 22 years.  Mr. Sullivan’s law enforcement experience includes patrol operations, detentions, and special unit operations.  Mr. Sullivan’s business experience includes working with start-up companies in several industries and the former owner operator of several franchises in the food industry.  Mr. Sullivan has also been the broker/owner of a real estate company in the Denver metro area for over 16 years.

Compensation Committee, Interlocks and Insider Participation

Sean Campbell, our only director, acts as our compensation committee.  During the year ended December 31, 2013, none of our officers was a member of the compensation committee or a director of another entity, which other entity  had one of its executive officers serving as one of our directors or as a member of our compensation committee.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2013, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 1350 Independence St., Lakewood, CO 80215.

Director Independence

Sean Campbell is not independent in accordance with applicable director independence standards.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2013 and 2012 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

David Uddman (1)	2013	0	0	0	0	0	0	0	0
Former President	2012	0	0	0	0	0	0	0	0

Jolene Uddman (1)	2013	0	0	0	0	0	0	0	0
Former Treasurer	2012	0	0	0	0	0	0	0	0

Sean Campbell (2)	2014	0	0	0	0	0	0	0	0
CEO

Ricky G. Bennett (3)	2014	0	0	0	0	0	0	0	0
VP of Operations

Ted Daniels (2)	2014	0	0	0	0	0	0	0	0
VP of Sales

Dan Sullivan (2)	2014	0	0	0	0	0	0	0	0
VP of Marketing

(1)

Mr. and Mrs. Uddman resigned as our officers and directors on February 19, 2014.

(2)

Messrs. Campbell, Daniels and Sullivan were appointed as officers on March 14, 2014.

(3)

Mr. Bennett was appointed as an officer on March 24, 2014.

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Projected Compensation

The following shows the amounts we expect to pay to our officers during the twelve months ending December 31, 2014 and the amount of time these persons expect to devote to our business.

		Percent of time
	Projected	to be devoted to the
Name	Compensation	Company

Sean Campbell	$120,000	80%
Ricky G. Bennett	$ 72,000	100%
Ted Daniels	$ 84,000	100%
Dan Sullivan	$ 84,000	100%

We have employment contracts with Mr. Bennet, Mr. Daniels and Mr. Sullivan. These employment contracts, which expire in March 2017, provide for the payment of the annual salaries shown above.

Stock Option Plan And Other Long-term Incentive Plans

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2014 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Sean Campbell, CEO	192,308	2.2%
Common	Ricky G. Bennett, VP of Operations and Compliance	0	0.0%
Common	Ted Daniels, VP of Sales	2,495,000	28.9%
Common	Dan Sullivan, VP of Marketing	2,495,000	28.9%

	All Directors and Officers as a group (4 persons)	5,182,308	60.0%

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From our inception to December 31, 2013, David Uddman, an officer and director, donated cash in the amount of $58,925.  Mr. Uddman has donated this entire amount and does not expect to be repaid.

Additionally, during the year ended December 31, 2013, we use office space and services provided without charge by Mr. and Mrs. Uddman, our former directors and officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012

Audit fees	$10,575	$10,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$10,575	$10,750

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

THE ENGRAVING MASTERS, INC.

By: /s/ Sean Campbell

Sean Campbell, Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Sean Campbell	Chief Executive Officer and a Director	April 4, 2014
Sean Campbell

/s/ Sean Campbell	Chief Financial Officer	April 4, 2014
Sean Campbell

/s/ Sean Campbell	Chief Accounting Officer	April 4, 2014
Sean Campbell