Form 10-Q
period 2014-03-31
Blue Line Protection Group, Inc.
filed 2014-05-20
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2014

[  ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    000-52942

BLUE LINE PROTECTION GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-5543726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Independence St.

Lakewood, CO  80215

(Address of principal executive offices, including Zip Code)

(800) 844-5576

(Issuer’s telephone number, including area code)

(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]  No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,211,532 shares of common stock as of May 20, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-K, most recently filed with the Commission on April 9, 2014.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$13,006	$2,844
Accounts receivable	21,263	-
Employee advances	3,440	-
Total current assets	37,709	2,844

Fixed assets, net
Total fixed assets, net	94,173	-

Total assets	$131,882	$2,844

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$632	$2,300
Accrued liabilities	4,976	-
Deferred revenue	-	-
Notes payable	152,000	2,000
Total current liabilities	157,608	4,300

Total liabilities	157,608	4,300

Stockholders’ deficit:
Common stock, $0.001 par value, 1,400,000,000 shares authorized
120,211,112 and 106,820,000 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	120,211	106,820
Additional paid-in capital	1,231,276	(5,795)
Subscriptions receivable	(1,213,462)	-
Accumulated deficit	(163,751)	(102,481)
Total stockholders’ deficit	(25,726)	(1,456)

Total liabilities and stockholders’ deficit	$131,882	$2,844

See Accompanying Notes to Financial Statements.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2014	2013

Revenue	$50,662	$-
Cost of revenue	(5,315)	-

Gross profit	45,347	-

Expenses:
Depreciation	379	-
Executive compensation	11,603	-
General and administrative expenses	14,678	5,459
Professional fees	25,278	-
Salaries and wages	54,679	-
Total expenses	106,617	5,459

Loss before provision for income taxes	(61,270)	(5,459)

Provision for income taxes	-	-

Net loss	$(61,270)	$(5,459)

Net loss per share-basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	107,266,370	106,820,000

See Accompanying Notes to Financial Statements.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2014	2013

Operating Activities
Net loss	$(61,270)	$(5,459)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	379	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(21,263)	-
(Increase) in employee advances	(3,440)	-
Increase in accounts payable	3,308	5,000
Net cash used in operating activities	(82,286)	(459)

Investing Activities
Purchase of fixed assets	(64,552)	-
Net cash used in investing activities	(64,552)	-

Financing Activities
Donated capital	7,000	1,000
Proceeds from notes payable	150,000	-
Net cash provided by financing activities	157,000	1,000

Net increase in cash	10,162	541
Cash - beginning	2,844	582
Cash - ending	13,006	1,123

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions
Shares issued for fixed assets	$30,000	$-
Number of shares issued for fixed assets	323,078	-

See Accompanying Notes to Financial Statements.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Notes to Condensed Consolidated Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was originally organized September 11, 2006 (Date of Inception) under the laws of the State of Nevada, as The Engraving Masters, Inc.  The Company was authorized to issue up to 100,000,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

On March 14, 2014, the Company formalized the formation of Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 (“Blue Line Colorado”), as a wholly-owned subsidiary of the Company.  Blue Line Colorado provides protection, compliance and financial services to the lawful cannabis industry.

On March 15, 2014, the Company agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado limited liability company (“Blue Line LLC”).  Since August 2013, Blue Line LLC has provided private security services to licensed marijuana growers and dispensaries.  The closing of the acquisition will take place when we are provided with financial statements, audited as necessary and in proper form, which will be satisfactory for filing in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line LLC does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line LLC will terminate.  As of May 20, 2014, the acquisition had not been completed.

On May 2, 2014, the Company changed its name to Blue Line Protection Group, Inc.

On May 6, 2014, the Company affected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder will receive 14 newly issued shares of common stock for each 1 share they currently hold.  Additionally, the authorized number capital of the Company concurrently increased to 1,400,000,000 shares of $0.001 par value common stock.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($163,751) as of March 31, 2014, and had net sales of $50,662 during the three-month period ended March 31, 2014.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing.  The Company is currently conducting a private placement of its common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 -Accounting policies and procedures

Principles of consolidation

For the three months ended March 31, 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (a Nevada corporation formerly known as The Engraving Masters, Inc.)(“EGRV”) and Blue Line Protection Group, Inc. (a Colorado corporation and wholly-owned subsidiary of EGRV)(“BLPG”).  All significant intercompany balances and transactions have been eliminated.   EGRV and BPLG are collectively referred herein to as the “Company.”

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Accounts receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 4 -Accounting policies and procedures (continued)

Intangible assets

Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets began to be consumed.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the three-months ended March 31, 2014 and 2013, there was no impairment necessary.

Property and equipment

Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Automotive Vehicles	5 years
Furniture and Equipment	7 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as March 31, 2014 and 2013.  Depreciation expense for the three-months ended March 31, 2014 and 2013 totaled $379 and $0, respectively.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 4 -Accounting policies and procedures (continued)

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Sales related to long-term contracts for services (such as programming, website development and maintenance) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of product or services the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized on the date of the customer agreement, invoice or purchase order.

Cost of Sales

The Company’s cost of revenue primarily consists of items purchased by the Company specifically purposed for the benefit of the Company’s client.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the three-months ended March 31, 2014 and 2013, advertising and marketing costs were $0 and $0, respectively.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 4 -Accounting policies and procedures (continued)

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through May 20, 2014, and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 5 - Fixed Assets

Fixed assets consisted of the following at:

	March 31, 2014	December 31, 2013

Automotive vehicles	$90,000	$-
Furniture and equipment	4,552	-

Fixed assets, total	94,552	-
Less: accumulated depreciation	(379)	-
Fixed assets, net	$94,173	$-

Depreciation expenses for the three-months ended March 31, 2014 and 2013 were $379 and $0, respectively.

Note 6 - Debt and interest expense

Through March 31, 2014, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $25,000.  The loan is due and payable on demand and bears no interest. As of March 31, 2014, the principle balance owed on this loan was $25,000.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated entity in the amount of $100,000.  The loan is due and payable on demand and bears no interest. As of March 31, 2014, the principle balance owed on this loan was $100,000.

On March 26, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $25,000 for cash paid to purchase a vehicle on behalf of the Company.  The loan is due and payable on demand and bears no interest.  As of March 31, 2014, the principle balance owed on this loan was $25,000.

Note 7 - Stockholders’ equity

The Company was originally authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  On May 6, 2014, the Company affected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder will receive 14 newly issued shares of common stock for each 1 share they currently hold.  Additionally, the authorized number capital of the Company concurrently increased to 1,400,000,000 shares of $0.001 par value common stock.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

From the inception of the Company through March 31, 2014, an officer and director of the Company donated cash in the amount of $63,075.  The entire amount is considered to be additional paid-in capital.

Through March 27, 2014, the Company sold an aggregate of 13,068,462 shares of its common stock for gross cash proceeds of $1,213,501.  As of March 31, 2014, the Company did not receive funds in payment of the shares and recorded subscriptions receivable totaling $1,213,501.

On March 27, 2014, the Company purchased a vehicle from a non-affiliated entity with 323,078 shares of its common stock in lieu of cash.  The value of this transaction was $30,000.

As of March 31, 2014, there have been no other issuances of common stock.

BLUE LINE PROTECTION GROUP, INC.

(formerly The Engraving Masters, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 8 - Warrants and options

As of March 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Related party transactions

From the inception of the Company through arch 31, 2014, an officer and director of the Company donated cash in the amount of $63,075.  The entire amount is considered to be additional paid-in capital.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Subsequent Events

On April 14, 2014, the Company formed BLPG, Inc., a wholly-owned subsidiary, under the laws of the State of Nevada.

On May 2, 2014, the Company changed its name to Blue Line Protection Group, Inc.

On May 6, 2014, the Company affected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder will receive 14 newly issued shares of common stock for each 1 share they currently hold.  Additionally, the authorized number capital of the Company concurrently increased to 1,400,000,000 shares of $0.001 par value common stock.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

As of May 7, 2014, the Company received cash from escrow in satisfaction of the common stock subscriptions receivable.

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

We were incorporated in Nevada on September 11, 2006.  Our original business objective was to sell engraved products and awards.  To that end, in January 2007 we entered into an agreement with The Engravers, Inc., an engraving company founded in 1982 in Spokane, Washington.  We never generated any revenues from that line of business.  Due to our lack of sufficient financial resources and inability to establish our business, we sought another business opportunity.

On March 14, 2014, we formalized the formation of Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 with the sole purpose to be a wholly-owned subsidiary of the Company (“Blue Line Inc.”).  Blue Line Inc. provides protection, compliance and financial services to the lawful cannabis industry.

On March 15, 2014, we agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado corporation (“Blue Line LLC”).  Since August 2013, Blue Line, LLC has provided private security services to licensed marijuana growers and dispensaries.  The closing of the acquisition will take place when we are provided with financial statements, audited as necessary and in proper form, which will be satisfactory for filing in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line, LLC does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line, LLC will terminate.  As of May 20, 2014, the acquisition had not been completed.

In March 2014, we sold 13,068,454 shares of our common stock to a group of private investors at a price of $0.09 per share and issued 323,078 shares of its common stock in exchange for a vehicle, which we use for our business.

On April 14, the Company formed BLPG, Inc., a wholly-owned subsidiary, under the laws of the State of Nevada.

On May 2, 2014 our directors, pursuant to Nevada revised Statute 92A.280, amended our Articles of Incorporation to change our name from The Engraving Masters, Inc. to Blue Line Protection Group, Inc.  The amendment was filed with the Nevada Secretary of State on May 2, 2014.

On May 6, 2014 our directors approved 14-for-1 forward stock split of our issued and outstanding common stock.  Additionally, the authorized number capital of the Company concurrently increased to 1,400,000,000 shares of $0.001 par value common stock.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

The name change and stock split will become effective in the over-the-counter markets following notification by FINRA of the effective date of the name change and stock split.

As of May 20, 2014 we were providing security services to 48 companies involved in Colorado’s regulated marijuana business.

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the three-month periods ended March 31, 2014 and 2013 may not be materially reflective of our continuing and future operations.  Prior to January 1, 2014, our results of operations were immaterial.  As such, no comparison data will be presented in this management’s discussion regarding the period ended March 31, 2013.

Revenue

How we generate revenues

During the current fiscal year, 2014, we began to generate sales from our wholly-owned Colorado subsidiary, Blue Line Protection Group, Inc., a provider of protection, compliance and financial services to the lawful cannabis industry.  We provide asset logistics, armed and armored escorts, security training and compliance verification.

Three months ended March 31, 2014

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a monthly basis.  These sales are recognized as revenue at the time an invoice in generated and delivered to the client.  To date, we have no long-term, prepaid or guaranteed contracts.  During the three months ended March 31, 2014, we generated sales of $50,662 from our Blue Line Inc. operations.

Costs of sales consist primarily of items purchased by the Company specifically purposed for the benefit of the Company’s client.  A vast majority of our services incur few direct, unique and immediately identifiable costs per client.  During the quarter ended March 31, 2014, costs of sales totaled $5,315.  After accounting for costs of sales, we realized a gross profit of $45,347, during the three months ended March 31, 2014.

Costs and Operating Expenses

Three months ended March 31, 2014

For the three months ended March 31, 2014, the components of our operating expenses were, as follows:

Depreciation.  Depreciation expense related to our furniture and armored vehicles was $379 during the quarter ended March 31, 2014.  We expect depreciation expense to increase over the next quarter due to capital expenditures on equipment and vehicles.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $11,603 during the three months ended March 31, 2014.

General and Administrative.  In the course of our operations, we incur general and administrative expenses, which are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  During the three months ended March 31, 2014, general and administrative expenses were $14,678.  We expect general and administrative expenses to increase in line with growth in our operations.

Professional Fees.  We expect to continue to incur legal, accounting and consulting fees in relation to maintaining our public reporting status with the Securities and Exchange Commission.  During the period ended March 31, 2014, we incurred $25,278 in professional fees.  We expect amounts paid for legal representation to increase substantially as we expand our operations into additional jurisdictions, which we believe will have an adverse effect on our operating results for the foreseeable future.

Salaries and Wages.  As of March 31, 2014, we had 48 employees.  Salaries and wages paid during the quarter ended March 31, 2014 were $54,679.  We expect our staffing levels to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Net Loss

Our net loss for the three months ended March 31, 2014 was $61,270.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and uncertainty with regard to regulations governing the marijuana industry are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of March 31, 2014, we had $13,006 in cash and equivalents and $21,263 in accounts receivable.  However, our total current liabilities of $157,608 greatly exceed our current assets as of March 31, 2014.  To date, we have financed our operations through the issuance of stock and debt securities, in addition to sales-generated revenue.  During the three months ended March 31, 2014, we experienced a net increase in cash on hand of $10,162, due primarily to proceeds from notes payable to non-affiliated persons.

Factors Affecting Future Growth

We are a small company with very little historical data upon which to evaluate our future prospects.  However, we are actively engaged in the expansion of our current revenue streams, as well as exploring entry into new and developing markets.  We are experiencing significant changes to our corporate and operational structures and have been expanding our base of employees.  Over the next 12 months, we expect the number of full- and part-time employees to fluctuate substantially, though we are unable to predict the amount of such fluctuations.  Additionally, there can be no assurance that our continuing efforts will lead to profitability.

We expect to require significant capital to continue to expand our operations and finance the purchase of capital equipment.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Other than the changes which will result from the acquisition of Blue Line Protection Group, LLC, there are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  However, we may not adequately encapsulate unforeseen economic or industry specific factors that may be beyond our control.  These external forces may restrict growth and advertising spending by our clients, which could, in turn, adversely affect our operations.

We currently rent an approximately 2,000 square foot office at a rate of $916.67 per month.  This lease is currently on a month-to-month basis and is cancellable at any time with prior written notice by either party.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not have any firm commitments from any person to provide us with any additional capital.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 31, 2013.  We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

1.  Property and equipment

2.  Stock-based compensation

3.  Revenue recognition

4.  Contingencies

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were effective for the period ended March 31, 2014, with the exception of the following:

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and out current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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

PART II

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Through March 27, 2014, the Company sold an aggregate of 13,068,034 shares of its common stock for gross cash proceeds of $1,213,462.  As of March 31, 2014, the Company did not receive funds in payment of the shares and recorded subscriptions receivable totaling $1,213,462.  These sales of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchasers had fair access to and was in possession of all available material information about our company.  Additionally, the purchasers represented their intent to acquire securities for their own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that these issuances of stock qualifies for the exemption from registration contained in Rule 506, promulgated under Regulation D of the Securities Act of 1933, for sales of securities by an issuer to accredited investors, not involving a public offering.

On March 27, 2014, the Company purchased a vehicle from a non-affiliated entity with 323,078 shares of its common stock in lieu of cash.  The value of this transaction was $30,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchaser had fair access to and was in possession of all available material information about our company.  Additionally, the purchaser represented their intent to acquire securities for its own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that this issuance of stock qualifies for the exemption from registration contained in Rule 506, promulgated under Regulation D of the Securities Act of 1933, for sales of securities by an issuer to an accredited investor, not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit Number	Name and/or Identification of Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

May 20, 2014	By: /s/ Sean Campbell
Sean Campbell, Principal Executive and Financial Officer