Form 10-Q
period 2014-06-30
Blue Line Protection Group, Inc.
filed 2014-08-14
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52942

BLUE LINE PROTECTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9457 S. University Blvd. #272, Highlands Ranch, CO	80126
(Address of principal executive offices)	(Zip Code)

(800) 844-5576
(Registrant's telephone number, including area code)

N/A
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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	121,757,266 shares
(Class)	(Outstanding as at August 14, 2014)

BLUE LINE PROTECTION GROUP, INC.

Table of Contents

Page

PART I – FINANCIAL INFORMATION [3]

Unaudited Financial Statements [4]

Condensed Balance Sheets [4]

Condensed Statements of Operations [5]

Condensed Statements of Cash Flows [6]

Notes to Condensed Financial Statements [7]

Management's Discussion and Analysis of Financial Condition and Results of Operations [16]

Controls and Procedures [22]

PART II – OTHER INFORMATION [23]

Legal Proceedings [23]

Exhibits and Reports on Form 8-K [27]

SIGNATURES [28]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2013, Annual Report on Form 10-K previously filed with the Commission on April 9, 2014.

Blue Line Protection Group, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and equivalents	$276,387	$2,844
Accounts receivable	60,730	-
Notes receivable	50,000	-
Prepaid expenses and deposits	58,952	-
Total current assets	446,069	2,844

Fixed assets:
Fixed assets, net	186,264	-
Tennant improvements	242,432	-
Total fixed assets	428,696	-

Total assets	$874,765	$2,844

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$8,982	$2,300
Accrued liabilities	38,027	-
Notes payable	18,008	2,000
Total current liabilities	65,017	4,300

Total liabilities	65,017	4,300

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,400,000,000 shares
authorized, 121,757,266 and 106,820,000 shares issued and
outstanding as of June 30, 2014 and December 31, 2013, respectively	121,757	106,820
Common stock, owed but not issued, 1,400,000 shares and 0 shares
as of June 30, 2014 and December 31, 2013, respectively	1,400	-
Additional paid-in capital	2,475,441	(5,795)
Accumulated (deficit)	(1,788,850)	(102,481)
Total stockholders’ equity (deficit)	809,748	(1,456)

Total liabilities and stockholders’ equity (deficit)	$874,765	$2,844

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue, net	$237,331	$-	$287,993	$-
Cost of revenue	(221,085)	-	(226,400)	-

Gross profit	16,246	-	61,593	-

Expenses:
Advertising	122,812	-	122,812	-
Depreciation	7,961	-	8,340	-
Executive compensation	91,805	-	103,408	-
General and administrative expenses	217,657	4,482	237,794	9,942
Professional fees	1,010,360	-	1,035,638	-
Salaries and wages	186,529	-	241,208	-
Total expenses	1,637,124	4,482	1,749,200	9,942

Operating loss	(1,620,878)	(4,482)	(1,687,607)	(9,942)

Other expenses:
Interest income	1,238	-	1,238	-
Total other expenses	1,238	-	1,238	-

Loss before provision for income taxes	(1,619,640)	(4,482)	(1,686,369)	(9,942)

Provision for income taxes	-	-	-	-

Net loss	$(1,619,640)	$(4,482)	$(1,686,369)	$(9,942)

Weighted average number of
common shares outstanding
Basic	121,368,509	106,820,000	114,356,396	106,820,000
Fully-diluted	121,668,509	106,820,000	115,330,506	106,820,000

Net loss per share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Fully-diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2014	2013

Operating activities
Net loss	$(1,686,369)	$(9,942)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	8,340	-
Stock-based compensation	64,005	-
Shares issued for prepaid services	81,291	-
Shares issued for services	938,000	-
Changes in operating assets and liabilities:
(Increase) in accounts payable	(60,730)	-
(Increase) in deposits and prepaid expenses	(20,242)	-
Increase in accounts payable and accrued liabilities	44,709	-
Net cash (used) by operating activities	(630,996)	(9,942)

Investing activities
Issuance of notes receivable	(50,000)	-
Purchase of fixed assets	(164,605)	-
Tennant improvements	(242,432)	-
Net cash (used) by investing activities	(457,037)	-

Financing activities
Donated capital	7,106	9,600
Proceeds from notes payable	166,008	-
Repayment of notes payable	(25,000)	-
Issuances of common stock	1,213,462	-
Net cash provided by financing activities	1,361,576	9,600

Net increase (decrease) in cash	273,543	(342)
Cash – beginning of the year	2,844	582
Cash – end of the year	$276,387	$240

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash transactions:
Shares issued for fixed assets	$30,000	$-
Number of shares issued for fixed assets	323,078	-
Stock-based compensation	$627,031	$-
Number of options issued for stock-based compensation	5,106,900	-
Shares issued for prepaid services	$120,000	$-
Number of shares issued for prepaid services	200,000	-
Shares issued for services	$938,000	$-
Number of shares issued for services	1,400,000	-

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Note 2 – History and business of the company

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

On March 15, 2014, the Company agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado limited liability company (“Blue Line LLC”).  The closing of the acquisition is to take place once the Company is provided with financial statements, audited as necessary and in proper form, which would be satisfactory for filing in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line LLC does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line LLC will terminate.  As of June 30, 2014, the acquisition had not been completed.

On May 2, 2014, the Company changed its name to Blue Line Protection Group, Inc.

On May 6, 2014, the Company effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held.  Additionally, the authorized number capital of the Company concurrently increased to 1,400,000,000 shares of $0.001 par value common stock.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

Blue Line Protection Group, Inc. provides armed protection, financial solutions, logistics, and compliance services for businesses engaged in the legal cannabis industry.  The Company offers asset logistic services, such as armored transportation service; security services, including shipment protection, money escorts, security monitoring, asset vaulting, VIP and dignitary protection, and others; financial services, such as handling transportation and storage of currency; training; and compliance services.  The Company serves marijuana dispensaries in Colorado, with operations in Washington and Nevada.

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($1,788,850) as of June 30, 2014, and had net sales of $287,993 during the six-month period ended June 30, 2014.

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

Note 4 –Accounting policies and procedures

Principles of consolidation
For the six months ended June 30, 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (a Nevada corporation formerly known as The Engraving Masters, Inc.)(“BLPG”), Blue Line Colorado, BLPG, Inc. (a Nevada corporation)(“Blue Line Nevada”) and Blue Line Protection Group (Washington), Inc. (a Washington corporation)(“Blue Line Washington”).  All significant intercompany balances and transactions have been eliminated.   BLPG, Blue Line Colorado, Blue Line Nevada and Blue Line Washington are collectively referred herein to as the “Company.”

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

Accounts receivable
Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Notes receivable
Notes receivable are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans.  Interest income on notes receivable is recognized using the interest method.  Interest income on impaired loans is recognized as cash is collected or on a cost-recovery basis.

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 –Accounting policies and procedures (continued)

Intangible assets
Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of the Company’s property and equipment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets begin to be consumed.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the six months ended June 30, 2014 and 2013, there was no impairment necessary.

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

Automotive Vehicles	5 years
Furniture and Equipment	7 years
Buildings and Improvements	5-40 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2014 and 2013.  Depreciation expense for the six months ended June 30, 2014 and 2013 totaled $8,340 and $0, respectively.

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 –Accounting policies and procedures (continued)

Long-Lived Assets
All property and equipment and other long-lived assets are reviewed when events or changes in circumstances indicate that the assets’ carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded as of June 30, 2014 and 2013 as a result of the tests performed.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is probable.

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

Advertising and marketing costs
The Company expenses all costs of advertising as incurred.  During the six-months ended June 30, 2014 and 2013, advertising and marketing costs were $122,812 and $0, respectively.

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 –Accounting policies and procedures (continued)

Loss per common share
Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

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

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements

Note 4 –Accounting policies and procedures (continued)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through August 14, 2014, and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 5 – Notes receivable

The Company provides short-term, secured financing to clients, represented as notes receivable.  On May 15, 2014, the Company loaned $50,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  As of June 30, 2014, the principal balance of the loan is $50,000 and accrued interest thereupon was $1,134.

On May 30, 2014, the Company loaned $35,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  The loan was repaid, in full, and interest income of $103 was recognized during the three month period ended June 30, 2014.

Note 6 – Fixed assets

Fixed assets consisted of the following at:

	June 30, 2014	December 31, 2013

Automotive vehicles	$153,100	$-
Furniture and equipment	43,025	-

Fixed assets, total	196,125	-
Less: accumulated depreciation	(9,861)	-
Fixed assets, net	$186,264	$-

Depreciation expenses for the six months ended June 30, 2014 and 2013 were $8,340 and $0, respectively.

Note 7 – Debt and interest expense

Through June 30, 2014, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $100,000.  The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $100,000, into 1,076,923 shares of common stock.  As of June 30, 2014, the principal balance owed on this loan is $0.  See Note 8 – Stockholders’ Equity for additional information.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated entity in the amount of $25,000.  The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $25,000, into 269,231 shares of common stock.  As of June 30, 2014, the principal balance owed on this loan is $0.  See Note 8 – Stockholders’ Equity for additional information.

On March 26, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $25,000 for cash paid to purchase a vehicle on behalf of the Company.  The loan was due and payable on demand and bore no interest.  The loan was repaid in full.  As of June 30, 2014, the principal balance owed on this loan was $0.

During April 2014, the Company borrowed $16,008 from a non-affiliated person.  The loan is due and payable on demand and bears no interest.  As of June 30, 2014, the principal balance owed on this loan is $16,008.

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements

Note 8 - Stockholders’ equity

The Company was originally authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  On May 6, 2014, the Company effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held.  Additionally, the number of authorized shares increased to 1,400,000,000 shares of $0.001 par value common stock.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

Through March 27, 2014, the Company sold an aggregate of 13,068,454 shares of its common stock for gross cash proceeds of $1,213,501.

On March 27, 2014, the Company purchased a vehicle from a non-affiliated entity with 323,078 shares of its common stock in lieu of cash.  The value of this transaction was $30,000.

On April 8, 2014, the Company issued a total of 1,076,923 shares of common stock for the conversion of a promissory note in the total amount of $100,000.

On April 8, 2014, the Company issued a total of 269,231 shares of common stock for the conversion of a promissory note in the total amount of $25,000.

On May 20, 2014, the Company issued 200,000 shares of common stock to a non-affiliated entity for services to be rendered, with a fair market value of $120,000.

On June 11, 2014, the Company entered into a investment banking agreement, for which it issued 1,400,000 shares of its common stock with a fair market value of $938,000.  The stock was subscribed for as of June 30, 2014; however, the certificates representing the shares were not issued during the period ended June 30, 2014 and, resultantly, are considered owed as a common stock payable of $1,400.

As of June 30, 2014, there have been no other issuances of common stock.

Note 9 – Warrants and options

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions as of the grant date:

	2014	2013
Dividend yield	0%	0%
Volatility	234%	234%
Risk-free interest rate	0.91%	0.91%
Expected life in years	3	3
Weighted average fair value at grant date	$0.68	$0.68

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements

Note 9 – Warrants and options (continued)

The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.  Volatility is an estimate based on the calculated historical volatility of similar entities in industry, in size and in financial leverage, whose share prices are publicly available. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.  The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

As of December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

On March 1, 2014, the Company issued stock options to an officer of the Company to purchase 4,806,900 shares of the Company’s common stock at an exercise price of $0.14 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of three years.

On April 1, 2014, the Company issued stock options to an employee of the Company to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.71 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of three years.

The following is a summary of the Company’s stock option activity:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Vested	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2013	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Vested	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2013	0	$0.00
Granted	5,106,900	$0.15
Exercised	0	$0.00
Vested	1,702,300	$0.15
Cancelled	0	$0.00
Outstanding at June 30, 2014	5,106,900	$0.15
Options exercisable at June 30, 2013	0	$0.00
Options exercisable at June 30, 2014	1,702,300	$0.15

Blue Line Protection Group, Inc.
Notes to Condensed Consolidated Financial Statements

Note 9 – Warrants and options (continued)

The following tables summarize information about stock options outstanding and exercisable at June 30, 2014:

	OPTIONS OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.14 - 0.71	5,106,900	2.68	$0.15	1,702,300	$0.15
	5,106,900	2.68	$0.15	1,702,300	$0.15

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the six-month periods ended June 30, 2014 and 2013 was $64,005 and $0, respectively.

Note 10 – Related party transactions

From the inception of the Company through June 30, 2014, an officer and director of the Company donated cash in the amount of $63,075.  The entire amount is considered to be additional paid-in capital.

On March 1, 2014, the Company issued stock options to an officer of the Company to purchase 4,806,900 shares of the Company’s common stock at an exercise price of $0.14 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of three years.

Note 11 – Subsequent Events

On March 15, 2014, the Company agreed to acquire all of the issued and outstanding membership interests in Blue Line LLC.  The closing of the acquisition was contingent, in part, upon Blue Line LLC providing the Company with financial statements by July 31, 2014.  As of August 1, 2014, the terms and conditions of the agreement were not satisfied and the parties have allowed the agreement to expire.

On July 15, 2014, the Company purchased an office building in Denver, Colorado for a purchase price of $750,000.  A total of $75,000 has been paid as a down payment.  The remaining balance of $675,000 is structured as an interest-only promissory note, which bears an interest rate of 5% per annum, with payments of $2,812.50 due monthly beginning on August 31, 2014.  The entire principal balance and any remaining interest accrued thereupon is due on July 31, 2016.

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Blue Line Protection Group, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Blue Line Protection Group’s actual results may differ materially from those indicated by the forward-looking statements.

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

Business History

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc.  On March 14, 2014, we acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 with the sole purpose to be a wholly-owned subsidiary of the Company (“Blue Line Inc.”).

On March 15, 2014, we agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado corporation (“Blue Line LLC”).  Since August 2013, Blue Line, LLC has provided private security services to licensed marijuana growers and dispensaries.  The closing of the acquisition is to take place once the Company is provided with financial statements, audited as necessary and in proper form, which would be satisfactory for filing in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line, LLC does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line, LLC will terminate.  As of the date of this report, the conditions of closing have not been satisfied, the acquisition has not been consummated and the agreement has been allowed to expire.

In March 2014, we sold 13,068,454 shares of our common stock to a group of private investors at a price of $0.09 per share and issued 323,078 shares of its common stock in exchange for a vehicle, which we use for our business.

On April 14, 2014, the Company formed BLPG, Inc., a wholly-owned subsidiary, under the laws of the State of Nevada.

On April 29, 2014, we formed Blue Line Protection Group (Washington), Inc., a wholly-owned subsidiary, under the laws of the State of Washington.

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

Overview of Operations

Blue Line Protection Group, Inc. provides armed protection, financial solutions, logistics, and compliance services for businesses engaged in the legal cannabis industry.  We do not grow, test or dispense cannabis products.  We offer asset logistic services, such as armored transportation service; security services, including shipment protection, money escorts, security monitoring, asset vaulting, VIP and dignitary protection, and others; financial services, such as handling transportation and storage of currency; training; and compliance services.  In general, we primarily target businesses involved in the growing and dispensing of cannabis for both medical and recreational uses, in jurisdictions were such is legal.  We serve marijuana dispensaries in Colorado, with operations in Washington and Nevada.

Every day, we deploy professional teams of security experts to provide safe and responsible compliance, protection and transportation services for high-risk, high-value asset industries.  We set the standard of a top-tier asset protection and logistics company by focusing on four operational strategies we call SPEC:

Safety

Our first priority is the safety of the general public and our clientele.  Where there’s money, there’s the potential for crime, and many of our clients operate cash-based businesses.  Just as banks rely on armored services to transport their assets, our clientele need to rely on trained protection specialists to safely transport their cash and products.  Lawful business owners and their employees — untrained, unarmed and unarmored — put themselves and the general public at risk when they move their cash and products between their businesses and storage facilities.  Blue Line Protection Group minimizes the risk of felony criminal activity and creates a secure retail experience by protecting businesses on-site and securing their assets on the road.

Personnel

To ensure the safety of the general public and our lawful clientele, we need the best people on our team.  Blue Line Protection Group honors America’s veterans and their service to our country, and we look to ex-military and former law enforcement professionals to fill our ranks and become the first line of defense for our clients.  We continually train our staff in firearms use, emergency procedures and critical incident response tactics, ensuring that our security expertise remains the top in the industry.  Our clients deserve the best in asset protection, and we give it to them.

Education

Ensuring a safe, responsible and legitimate lawful retail industry involves more than just providing security services to businesses.  Blue Line Protection Group works side-by-side with retail establishments and helps them remain compliant with all pertinent laws.  We also provide crime prevention training to mitigate potential threats, and we assist business owners by proposing cost-cutting ideas and methods pertaining to product logistics and cash management that help their establishments operate more efficiently.  We believe that informed, responsible business owners enhance the retail experience for their customers and present fewer problems for industry regulators.

Communication

Building an industry from the ground up takes time and effort; building a secure, legitimate and responsible industry takes much more.  Blue Line Protection Group is on the front lines of lawful, cash-based retail establishments, and we realize that it’s in everybody’s best interest to help establish responsible and accountable business models and methods of operation.  We do this by working closely with industry leaders and state and federal government representatives, defining potential problems and establishing procedures to ensure that retail establishments remain in compliance with government regulators.  Communication between all interested parties is the key to ensure a healthy and responsible new industry.

As of August 14, 2014 we were providing a variety of armed protection, armored transportation, equipment leasing and federal compliance services services to business 32 locations involved in the regulated marijuana business.

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the comparable periods ended June 30, 2014 and 2013 may not be materially reflective of our continuing and future operations.  Prior to January 1, 2014, our results of operations were immaterial.  As such, no comparison data will be presented in this management’s discussion regarding the three- and six-month periods ended June 30, 2013.

Revenue

We only recently began to generate sales from our wholly-owned Colorado subsidiary, Blue Line Inc., a provider of protection, compliance and financial services to the lawful cannabis industry.  We do not grow, test or dispense cannabis products.  We provide banking compliance, asset logistics, armed and armored escorts, security training and license compliance verification.  In general, we primarily target businesses involved in the growing and dispensing of cannabis for both medical and recreational uses, in jurisdictions were such is legal.

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a monthly basis.  These sales are recognized as revenue at the time an invoice in generated and delivered to the client.  To date, we have no long-term, prepaid or guaranteed contracts.

During the quarter ended June 30, 2014, we generated sales of $237,331 from our Blue Line Inc. operations.  Costs of sales consist primarily of items purchased by the Company specifically purposed for the benefit of the Company’s client, as well as labor and fuel costs directly attributable to the provision of our services to clients.  During the quarter ended June 30, 2014, costs of sales totaled $221,085.  After accounting for costs of sales, we realized a gross profit of $16,246, during the three-months ended June 30, 2014.

In the six-month period ended June 30, 2014, we generated sales of $287,993 from our Blue Line Inc. operations.  After considering costs of sales in the amount of $226,400, we realized a gross profit of $61,593, during the six-months ended June 30, 2014.

We are actively engaged in expanding our presence into new jurisdictions and growing our service portfolio.  In the quarter ended June 30, 2014, we have begun to establish bases of operations in the State of Nevada and Washington.  Management is hopeful that these states will be accretive to earnings during the first quarter of fiscal 2015, although there can be no guarantee of such.

Costs and Operating Expenses

For the three- and six-months ended June 30, 2014, the primary components of our operating expenses were, as follows:

Advertising.  During the three- and six-months ended June 30, 2014, we recognized $122,812 in advertising expense, related primarily to public- and media-relations efforts.  We are a small company and expect to continue to invest in advertising and marketing to increase brand awareness.

Depreciation.  Depreciation expense related to our furniture, equipment and armored vehicles were $7,961 and $8,340 during the three- and six-months ended June 30, 2014, respectively.  Depreciation is directly correlated to capital expenditures.  As we seek to expand our geographic reach and service portfolio, we expect capital expenditures to increase, and, accordingly, expect depreciation expense to increase.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $91,805 during the quarter ended June 30, 2014.  In the six-months ended June 30, 2014, executive compensation was $103,408.  Approximately $64,005 of executive compensation the periods is ascribed to the expensing of stock options granted to employees during the three- and six-months ended June 30, 2014.  In order to preserve capital, while being able to attract and retain key executives and employees, we plan to continue to issue stock-based compensation in lieu of cash for the foreseeable future.

General and Administrative. In the course of our operations, we incur general and administrative expenses, which are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses and supplies, such as postage, supplies and printing; repairs and maintenance; bank charges; occupancy costs; and other miscellaneous expenditures not otherwise classified.  During the three-months ended June 30, 2014, general and administrative expenses were $217,657.  In the six-month period ended June 30, 2014, general and administrative expenses were $237,794.  We expect general and administrative expenses to increase in line with growth in our operations.

Professional Fees. During the three- and six-month periods ended June 30, 2014, we incurred $1,010,360 and $1,035,638 in professional fees, respectively.  Approximately $938,000, or nearly 93%, of professional fees recognized is attributable to an investment banking agreement we entered into during the three-months ended June 30, 2014, for which we issued 1,400,000 shares of our common stock at a fair market value of $0.67 per share.  We also expect amounts paid for legal representation and consulting expenses to increase substantially as we expand our operations into additional jurisdictions, which we believe will have an adverse effect on our operating results for the foreseeable future.

Salaries and Wages. Our salaries and wages expense is attributable to administrative, management and other salaried personnel.  Salaries and wages paid during the quarter ended June 30, 2014 was $186,529.  In the six-month period ended June 30, 2014, salaries and wages amounted to $241,208.  Our ability to grow is tied directly to our ability to attract, hire and retain quality employees.  We expect our staffing levels to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Income

During the quarter ended June 30, 2014, we originated short-term, fully-collateralized loans to existing, recurring clients.  We realized interest income of $1,238 during the three- and six-months ended June 30, 2014, attributable to our lending activities.  As of June 30, 2014, we had aggregate notes receivable outstanding of $50,000.

Net Loss
Our net loss for the three-months ended June 30, 2014 was $1,619,640.  During the six-months ended June 30, 2014, our net loss was $1,686,369.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

The following table provides summary financial information as of June 30, 2014 and for the six-months ended June 30, 2014.

June 30, 2014
Cash and equivalents	$276,387
Accounts and accrued receivables	60,730
Notes receivable	50,000
Prepaid assets	58,952
Fixed assets, net	428,696

Accounts payable and accrued liabilities	47,009
Notes payable	18,008

Six-months ended
June 30, 2014
Net cash used by operating activities	$(630,996)
Net cash used by investing activities	(457,037)
Net cash provided by financing activities	1,361,576

Net increase (decrease) in cash	273,543
Cash at the beginning of year	2,844
Cash at the end of year	$276,387

Operating Activities.  Net cash used in operating activities was $630,996 for the six-months ended June 30, 2014, the bulk of which was primarily attributable to expenditures related to our entry into the market for protection, compliance and financial services catering to the lawful cannabis industry.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal quarter, related primarily to continuing operations, the introduction of new service offerings and expansion into new geographic markets.

Investing Activities.  During the six-months ended June 30, 2014, cash used in investing activities was $457,037.  We purchased $164,605 of furniture, equipment and armored vehicles for use in our operations.  We also provided $50,000 in short-term secured notes receivable.  Additionally, during the six-months ended June 30, 2014 we performed $242,432 in tenant improvements to an office building.  The closing contract and down-payment on the building occurred in July 2014; which investment will be recognized in our financial results for next fiscal quarter ended September 30, 2014.  Management expects to make additional material capital investments in tenant improvements, furniture and equipment during the next 3-6 months.  Additionally, the expansion into additional geographic territories is expected to require investment in equipment and vehicles, although the cost of such will vary materially and cannot be readily estimated by management.

Financing Activities.  To date, we have financed our operations through the issuance of stock and debt securities.  Net cash provided by financing activities for the six-months ended June 30, 2014 was $1,361,576.  We obtained financing in the form of loans totaling $166,008, of which $25,000 was repaid in cash and $125,000 was repaid using shares of our common stock in lieu of cash.  As of June 30, 2014, we had total outstanding loans payable of $16,008.  In addition to issuing debt securities, we sold a total of $1,213,462 in the form of our common stock. We expect to use our cash to invest in our core businesses.

Changes in Cash. During the six-months ended June 30, 2013, we experienced a net increase in cash on hand of $273,543.  As of June 30, 2014, we had $276,387 of cash on hand.

Factors Affecting Future Growth

We are a small company with very little historical data upon which to evaluate our future prospects.  However, we are actively engaged in the expansion of our current revenue streams, as well as exploring entry into new and developing markets.  We are experiencing significant changes to our corporate and operational structures and have been expanding our base of employees.  Over the next six months, we expect the number of full- and part-time employees to fluctuate substantially, though we are unable to predict the amount of such fluctuations.  Additionally, there can be no assurance that our continuing efforts will lead to profitability.

We expect to require significant capital to continue to expand our operations and to finance the build-out of our office building, which will be a training and high-security vault facility, and the purchase of capital equipment.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We currently rent an approximately 2,000 square foot office at a rate of approximately $1,400 per month.  This lease is currently on a month-to-month basis and is cancellable at any time with prior written notice by either party.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not have any firm commitments from any person to provide us with any additional capital.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 31, 2013.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management considers the following policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Principles of consolidation.  For the six months ended June 30, 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (a Nevada corporation formerly known as The Engraving Masters, Inc.), Blue Line Colorado, BLPG, Inc. (a Nevada corporation) and Blue Line Protection Group (Washington), Inc. (a Washington corporation).  All significant intercompany balances and transactions have been eliminated.   BLPG, Blue Line Colorado, Blue Line Nevada and Blue Line Washington are collectively referred herein to as the “Company.”

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect from outstanding balances and do not bear interest.  We provide for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Notes receivable.  Notes receivable are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans.  Interest income on notes receivable is recognized using the interest method.  Interest income on impaired loans is recognized as cash is collected or on a cost-recovery basis.

Property and equipment.  Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  We use other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Automotive Vehicles	5 years
Furniture and Equipment	7 years
Buildings and Improvements	5-40 years

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2014 and 2013.  Depreciation expense for the six months ended June 30, 2014 and 2013 totaled $8,340 and $0, respectively.

Revenue recognition.  We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is probable.

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

For all other sales of product or services we recognize revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized on the date of the customer agreement, invoice or purchase order.

Stock-based compensation.  We record stock based compensation in accordance with the guidance in ASC Topic 505 and 718, which requires us to recognize expenses related to the fair value of our employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were ineffective for the period ended June 30, 2014 due to the following:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Risks Related to Our Business

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

As of August 1, 2014, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures in November 2013 to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

We have a limited operating history and may not succeed.  We are subject to all risks inherent in a developing business enterprise.  Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with offering services to a relatively new and emerging industry and the competitive and regulatory environment in which we operate.  You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages.  For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our services.  We may not successfully address these risks and uncertainties or successfully implement our operating strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

Pressures from competitors with more resources may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, and grow. Even if we are able to maintain or increase our market share for a particular service, revenue or profitability could decline due to pricing pressures or increased competition.

Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their services.  In addition, we may face competition from solutions developed internally by our customers. To the extent we cannot compete effectively, our market share and, therefore, results of operations, could be materially adversely affected.

Because price and related terms are key considerations for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. If we are forced to take these kinds of actions to maintain market share, our revenue and profitability may suffer or we may adversely impact our longer-term ability to execute or compete.

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

The application of the “penny stock” rules to our Common Stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

As long as the trading price of our Common Stock is below $5.00 per share, the open-market trading of our Common Stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a “penny stock,” of a disclosure schedule explaining the “penny stock” market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our Common Stock, reducing the liquidity of an investment in our Common Stock and increasing the transaction costs for sales and purchases of our Common Stock as compared to other securities.

Our operating results may fluctuate significantly, and these fluctuations may cause our Common Stock price to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2014, in connection with the employment of an officer and director, we issued options to purchase 4,806,900 shares of our common stock at an exercise price of $0.14 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of three years.  This transaction involved no general solicitation and was a private transaction between an issuer and an executive officer. Thus, we believe that the issuance of the stock options is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Through March 27, 2014, we sold an aggregate of 13,068,034 shares of its common stock for gross cash proceeds of $1,213,462.  These sales of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchasers had fair access to and was in possession of all available material information about our company.  Additionally, the purchasers represented their intent to acquire securities for their own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that these issuances of stock qualifies for the exemption from registration contained in Rule 506, promulgated under Regulation D of the Securities Act of 1933, for sales of securities by an issuer to accredited investors, not involving a public offering.

On March 27, 2014, we purchased a vehicle from a non-affiliated entity with 323,078 shares of common stock in lieu of cash.  The value of this transaction was $30,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchaser had fair access to and was in possession of all available material information about our company.  Additionally, the purchaser represented their intent to acquire securities for its own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that this issuance of stock qualifies for the exemption from registration contained in Rule 506, promulgated under Regulation D of the Securities Act of 1933, for sales of securities by an issuer to an accredited investor, not involving a public offering.

On April 1, 2014, we issued stock options to an employee to purchase 300,000 shares of our common stock at an exercise price of $0.71 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of three years.  This transaction involved no general solicitation and was a private transaction between an issuer and an employee.  Thus, we believe that the issuance of the stock options is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On April 8, 2014, we issued 1,076,923 shares of common stock for the conversion of a promissory note in the total amount of $100,000.

Also on April 8, 2014, we issued 269,231 shares of common stock for the conversion of a promissory note in the total amount of $25,000.

On May 20, 2014, we issued 200,000 shares of common stock to a non-affiliated entity for services to be rendered, with a fair market value of $120,000.

On June 11, 2014, we were obligated to issue 1,400,000 shares of our common stock to a non-affiliated entity pursuant to an investment banking agreement, with a fair market value of $938,000 on the date of the agreement.  As of June 30, 2014, certificates representing the shares were not issued and are considered owed as a common stock payable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 15, 2014, we purchased an office building in Denver, Colorado for a purchase price of $750,000.  A total of $75,000 has been paid as a down payment.  The remaining balance of $675,000 is structured as an interest-only promissory note, which bears an interest rate of 5% per annum, with payments of $2,812.50 due monthly beginning on August 31, 2014.  The entire principal balance and any remaining interest accrued thereupon is due on July 31, 2016.

On March 15, 2014, we previously agreed to acquire all of the issued and outstanding membership interests in Blue Line LLC.  The closing of the acquisition was contingent, in part, upon Blue Line LLC providing us with financial statements by July 31, 2014.  As of August 1, 2014, the terms and conditions of the agreement were not satisfied and the parties have allowed the agreement to expire.

On August 1, 2014, we formed Blue Line Protection Group (Illinois), Inc., a wholly-owned subsidiary, in the State of Illinois.

Item 6. Exhibits

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

BLUE LINE PROTECTION GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ Sean Campbell	Chief Executive Officer	August 14, 2014
Sean Campbell

/s/ Patrick Deparini	Chief Financial Officer	August 14, 2014
Patrick Deparini