Form 10-Q
period 2014-09-30
Blue Line Protection Group, Inc.
filed 2014-11-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	124,569,766 shares
(Class)	(Outstanding as at November 14, 2014)

BLUE LINE PROTECTION GROUP, INC.

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

Blue Line Protection Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and equivalents	$76,228	$2,844
Accounts receivable	24,770	-
Notes receivable	50,000	-
Prepaid expenses and deposits	2,500	-
Total current assets	153,498	2,844

Fixed assets:
Fixed assets, net	178,298	-
Property, plant and equipment	750,000	-
Building improvements	376,713	-
Total fixed assets	1,305,011	-

Total assets	$1,458,509	$2,844

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$49,734	$2,300
Accrued liabilities	109,066	-
Notes payable	18,008	2,000
Notes payable - related parties	268,137	-
Total current liabilities	444,945	4,300

Long-term liabilities
Long-term debt	675,000	-
Total long-term liabilities	675,000	-

Total liabilities	1,119,945	4,300

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,400,000,000 shares
authorized, 123,319,766 and 106,820,000 shares issued and
outstanding as of September 30, 2014 and December 31, 2013, respectively	123,319	106,820
Common stock, owed but not issued, 1,400,000 shares and 0 shares
as of September 30, 2014 and December 31, 2013, respectively	1,400	-
Additional paid-in capital	3,149,252	(5,795)
Subscriptions receivable	(400,000)	-
Accumulated (deficit)	(2,535,407)	(102,481)
Total stockholders’ equity (deficit)	338,564	(1,456)

Total liabilities and stockholders’ equity (deficit)	$1,458,509	$2,844

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue, net	$268,763	$-	$556,756	$-
Cost of revenue	(261,713)	-	(488,113)	-

Gross profit	7,050	-	68,643	-

Expenses:
Advertising	57,073	-	179,885	-
Depreciation	9,145	-	17,485	-
Executive compensation	175,374	-	278,782	-
General and administrative expenses	298,332	2,531	530,667	12,473
Professional fees	109,900	-	1,145,538	-
Salaries and wages	111,624	-	352,832	-
Total expenses	761,448	2,531	2,505,189	12,473

Operating loss	(754,398)	(2,531)	(2,436,546)	(12,473)

Other expenses:
Interest income	2,382	-	3,620	-
Total other expenses	2,382	-	3,620	-

Loss before provision for income taxes	(752,016)	(2,531)	(2,432,926)	(12,473)

Provision for income taxes	-	-	-	-

Net loss	$(752,016)	$(2,531)	$(2,432,926)	$(12,473)

Weighted average number of
common shares outstanding
Basic	122,029,005	106,820,000	116,942,037	106,820,000

Net loss per share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
Operating activities
Net loss	$(2,432,926)	$(12,473)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	17,485	-
Stock-based compensation	239,379	-
Shares issued for prepaid services	120,000	-
Shares issued for services	938,000	-
Changes in operating assets and liabilities:
(Increase) in accounts payable	(24,771)	-
(Increase) in deposits and prepaid expenses	(2,500)	-
Increase in accounts payable and accrued liabilities	156,500	-
Increase in long-term liabilities	675,000	2,350
Net cash (used) by operating activities	(313,833)	(10,123)

Investing activities
Issuance of notes receivable	(50,000)	-
Purchase of fixed assets	(165,784)	-
Purchase of plant, property and equipment	(1,126,713)	-
Net cash (used) by investing activities	(1,342,497)	-

Financing activities
Donated capital	7,106	12,400
Proceeds from notes payable	166,008	-
Repayment of notes payable	(25,000)	-
Proceeds from notes payable - related parties	293,138	-
Repayment of notes payable - related parties	(25,000)	-
Issuances of common stock	1,313,462	-
Net cash provided by financing activities	1,729,714	12,400

Net increase (decrease) in cash	73,384	2,277
Cash - beginning of the year	2,844	582
Cash - end of the year	$76,228	$2,859

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash transactions:
Shares issued for fixed assets	$30,000	$-
Number of shares issued for fixed assets	323,078	-
Stock-based compensation	$2,843,215	$-
Number of options issued for stock-based compensation	10,806,900	-
Shares issued for prepaid services	$120,000	$-
Number of shares issued for prepaid services	200,000	-
Shares issued for services	$938,000	$-
Number of shares issued for services	1,400,000	-

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

Note 2 - History and business of the company

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

On March 15, 2014, the Company agreed to acquire all of the issued and outstanding membership interests in Blue Line Protection Group, LLC, a Colorado limited liability company (“Blue Line LLC”).  The closing of the acquisition is to take place once the Company is provided with financial statements, audited as necessary and in proper form, which would be satisfactory for filing in an 8-K report with the Securities and Exchange Commission.  If the acquisition of Blue Line LLC does not occur by July 31, 2014, the agreement pertaining to the acquisition of Blue Line LLC will terminate.  As of July 31, 2014, the terms and conditions of the agreement were not satisfied and was resultantly been terminated.

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

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($2,535,407) as of September 30, 2014, and had net sales of $556,756 during the nine-month period ended September 30, 2014.

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

Note 4 -Accounting policies and procedures

Principles of consolidation

For the nine months ended September 30, 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (a Nevada corporation formerly known as The Engraving Masters, Inc.)(“BLPG”), Blue Line Colorado, BLPG, Inc. (a Nevada corporation)(“Blue Line Nevada”) and Blue Line Protection Group (Washington), Inc. (a Washington corporation)(“Blue Line Washington”).  All significant intercompany balances and transactions have been eliminated.   BLPG, Blue Line Colorado, Blue Line Nevada and Blue Line Washington are collectively referred herein to as the “Company.”

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the nine months ended September 30, 2014 and 2013, there was no impairment necessary.

Property and equipment

Property and equipment is recorded at cost and capitalized from the initial date of service.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Automotive Vehicles	5 years
Furniture and Equipment	7 years
Buildings and Improvements	15 years

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 4 -Accounting policies and procedures (continued)

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2014 and 2013.  Depreciation expense for the nine months ended September 30, 2014 and 2013 totaled $17,485 and $0, respectively.

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed when events or changes in circumstances indicate that the assets’ carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded as of September 30, 2014 and 2013 as a result of the tests performed.

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

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 4 -Accounting policies and procedures (continued)

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the nine-months ended September 30, 2014 and 2013, advertising and marketing costs were $179,885 and $0, respectively.

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

Notes to Condensed Consolidated Financial Statements

Note 4 -Accounting policies and procedures (continued)

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through November 14, 2014, and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 5 - Notes receivable

The Company provides short-term, secured financing to clients, represented as notes receivable.  On May 15, 2014, the Company loaned $50,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  As of September 30, 2014, the principal balance of the loan is $50,000 and accrued interest thereupon was $3,378.

On May 30, 2014, the Company loaned $35,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  The loan was repaid, in full, as of June 30, 2014.

Note 6 - Fixed assets

Fixed assets consisted of the following at:

	September 30, 2014	December 31, 2013

Automotive vehicles	$153,100	$--
Furniture and equipment	44,204	--

Fixed assets, total	197,304	--
Less: accumulated depreciation	(19,006)	--
Fixed assets, net	$178,298	$--

Depreciation expenses for the nine months ended September 30, 2014 and 2013 were $17,485 and $0, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through September 30, 2014, approximately $376,713 in capital improvements have been made to the property.  As of September 30, 2014, the Company has not yet placed the property into service and, accordingly, no depreciation expense has been recorded.

Note 7 - Debt and interest expense

Through September 30, 2014, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $100,000.  The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $100,000, into 1,076,923 shares of common stock.  As of September 30, 2014, the principal balance owed on this loan is $0.  See Note 8 - Stockholders’ Equity for additional information.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 - Debt and interest expense (continued)

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated entity in the amount of $25,000.  The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $25,000, into 269,231 shares of common stock.  As of September 30, 2014, the principal balance owed on this loan is $0.  See Note 8 - Stockholders’ Equity for additional information.

On March 26, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $25,000 for cash paid to purchase a vehicle on behalf of the Company.  The loan was due and payable on demand and bore no interest.  The loan was repaid in full.  As of September 30, 2014, the principal balance owed on this loan was $0.

During April 2014, the Company borrowed $16,008 from a non-affiliated person.  The loan is due and payable on demand and bears no interest.  As of September 30, 2014, the principal balance owed on this loan is $16,008.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of September 30, 2014, the principal balance is $675,000 and a total of $5,626 in interest payments have been made.

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of September 30, 2014, the principal balance owed on this loan is $98,150.

Through September 30, 2014, an officer and shareholder loaned the Company $194,988, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $25,000 and as of September 30, 2014, the principal balance owed on this loan is $169,988.

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

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8 - Stockholders’ equity (continued)

On June 11, 2014, the Company entered into a investment banking agreement, for which it issued 1,400,000 shares of its common stock with a fair market value of $938,000.  The stock was subscribed for; however, the certificates representing the shares were not issued through the period ended September 30, 2014 and, resultantly, are considered owed as a common stock payable of $1,400.

On September 15, 2014, the Company sold 1,562,500 shares of its common stock for $500,000.  As of September 30, 2014, the Company received $100,000 in payment of the shares and recorded subscriptions receivable for the remaining balance of $400,000.

As of September 30, 2014, there have been no other issuances of common stock.

Note 9 - Warrants and options

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model.  The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.  Volatility is an estimate based on the calculated historical volatility of similar entities in industry, in size and in financial leverage, whose share prices are publicly available. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.  The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

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

On August 1, 2014, the Company issued stock options to an officer of the Company to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.39 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of three years.

On August 1, 2014, the Company issued stock options to an officer of the Company to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.39 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of three years.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 - Warrants and options (continued)

The following is a summary of the Company’s stock option activity:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Vested	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at September 30, 2013	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Vested	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2013	0	$ 0.00
Granted	10,806,900	$ 0.29
Exercised	0	$ 0.00
Vested	1,301,342	$ 0.29
Cancelled	0	$ 0.00
Outstanding at September 30, 2014	10,806,900	$ 0.29
Options exercisable at September 30, 2013	0	$ 0.00
Options exercisable at September 30, 2014	1,301,342	$ 0.29

The following tables summarize information about stock options outstanding and exercisable at September 30, 2014:

	OPTIONS OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.14 - 0.71	10,806,900	2.64	$ 0.29	1,301,342	$ 0.22
	10,806,900	2.64	$ 0.29	1,301,342	$ 0.22

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the nine-month periods ended September 30, 2014 and 2013 was $239,379 and $0, respectively.

Note 10 - Related party transactions

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of September 30, 2014, the principal balance owed on this loan is $98,150.

Through September 30, 2014, an officer and shareholder loaned the Company $194,988, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $25,000 and as of September 30, 2014, the principal balance owed on this loan is $169,988.

Note 11 - Subsequent Events

On November 12, 2014, the Board of Directors of the Company authorized an employee Stock Incentive Plan.

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

Overview of Operations

Blue Line Protection Group, Inc. provides armed protection, financial solutions, logistics, and compliance services for businesses engaged in the legal cannabis industry.  Blue Line provides on-site security, transportation and compliance verification services to marijuana businesses to ensure that they are operating according to local, state and federal regulations.  Blue Line helps keep the cannabis industry operating lawfully and transparently by acting as an independent, third-party risk mitigation provider to banking institutions looking to provide their services to marijuana businesses.  We do not grow, test or dispense cannabis products.  In general, we primarily target businesses involved in the growing and dispensing of cannabis for both medical and recreational uses, in jurisdictions were such is legal.  We serve marijuana dispensaries in Colorado, with a presence in the states of Alaska, California, Illinois, Nevada, Oregon and Washington, as well as the District of Columbia.

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

As of November 14, 2014 we were providing a variety of armed protection, armored transportation, equipment leasing and federal compliance services to 55 locations involved in the regulated marijuana business.

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the comparable periods ended September 30, 2014 and 2013 may not be materially reflective of our continuing and future operations.  Prior to January 1, 2014, our results of operations were immaterial.  As such, no comparison data will be presented in this management’s discussion regarding the three- and nine-month periods ended September 30, 2013.

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

During the quarter ended September 30, 2014, we generated sales of $268,763 from our Blue Line Inc. operations.  During the quarter ended September 30, 2014, costs of sales totaled $261,713.  Costs of sales consist primarily of labor and fuel costs directly attributable to the provision of our services to clients.  As we continue to grow our core business, we expect labor and fuel costs to increase, at a minimum, proportionate to any increase we experience in revenues.  After accounting for costs of sales, we realized a gross profit of $7,050, during the three-months ended September 30, 2014.

In the nine-month period ended September 30, 2014, we generated sales of $556,756 from our Blue Line Inc. operations.  After considering costs of sales in the amount of $488,113, we realized a gross profit of $68,643, during the nine-months ended September 30, 2014.

We are actively engaged in expanding our presence into new jurisdictions and growing our service portfolio.  Our financial compliance packages are structured to take advantage of our core competencies, while vertically integrating higher gross margin service lines.  In the quarter ended September 30, 2014, we have begun to establish bases of operations and joint ventures in the states of Alaska, California, Illinois, Nevada, Oregon and Washington, as well as the District of Columbia.  Management is hopeful that these states will be accretive to earnings during the first quarter of fiscal 2015, although there can be no guarantee of such.

Costs and Operating Expenses

For the three- and nine-months ended September 30, 2014, the primary components of our operating expenses were, as follows:

Advertising.  During the three- and nine-months ended September 30, 2014, we recognized $57,073 and $179,885 in advertising expense, respectively, related primarily to public- and media-relations efforts.  We are a small company and expect to continue to invest in advertising and marketing to increase brand awareness.

Depreciation.  Depreciation expense related to our furniture, equipment and armored vehicles were $9,145 and $17,485 during the three- and nine-months ended September 30, 2014, respectively.  Depreciation is directly correlated to capital expenditures.  As we seek to expand our geographic reach and service portfolio, we expect capital expenditures to increase, and, accordingly, expect depreciation expense to increase.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $175,374 during the quarter ended September 30, 2014.  In the nine-months ended September 30, 2014, executive compensation was $278,782, related primarily to the expensing of stock options granted to employees during the three- and nine-months ended September 30, 2014.  In order to preserve capital, while being able to attract and retain key executives and employees, we plan to continue to issue stock-based compensation in lieu of cash for the foreseeable future.

General and Administrative.  In the course of our operations, we incur general and administrative expenses, which are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses and supplies, such as postage, supplies and printing; repairs and maintenance; bank charges; occupancy costs; and other miscellaneous expenditures not otherwise classified.  During the three-months ended September 30, 2014, general and administrative expenses were $298,332.  In the nine-month period ended September 30, 2014, general and administrative expenses were $530,667.  We expect general and administrative expenses to increase in line with growth in our operations.

Professional Fees. During the three- and nine-month periods ended September 30, 2014, we incurred $109,900 and $1,145,538 in professional fees, respectively.  Approximately $938,000, or nearly 93%, of professional fees recognized is attributable to an investment banking agreement we entered into during the three-months ended September 30, 2014, for which we issued 1,400,000 shares of our common stock, in lieu of cash, at a fair market value of $0.67 per share.  We also expect amounts paid for legal representation and consulting expenses to increase substantially as we expand our operations into additional jurisdictions, which we believe will have an adverse effect on our operating results for the foreseeable future.

Salaries and Wages.  The bulk of our salaries and wages expense is attributable to administrative, management and other salaried personnel.  Salaries and wages paid during the quarter ended September 30, 2014 was $111,624.  In the nine-month period ended September 30, 2014, salaries and wages amounted to $352,832.  Our ability to grow is tied directly to our ability to attract, hire and retain quality employees.  We expect our staffing levels to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Income

During the quarter ended September 30, 2014, we originated short-term, fully-collateralized loans to existing, recurring clients.  We realized interest income of $2,382 and $3,620 during the three- and nine-months ended September 30, 2014, respectively, attributable to our lending activities.  As of September 30, 2014, we had aggregate notes receivable outstanding of $50,000.

Net Loss

Our net loss for the three-months ended September 30, 2014 was $752,016.  During the nine-months ended September 30, 2014, our net loss was $2,432,926.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

The following table provides summary financial information as of September 30, 2014 and for the nine-months ended September 30, 2014.

September 30, 2014
Cash and equivalents	$76,228
Accounts and accrued receivables	24,770
Notes receivable	50,000
Prepaid assets	2,500
Fixed assets, net	1,305,011

Total assets	$1,458,509

Accounts payable and accrued liabilities	158,800
Notes payable, aggregate	286,145
Long-term debt	675,000

Total liabilities	$1,119,945

Nine-months ended
September 30, 2014
Net cash used by operations	$(313,833)
Net cash used by investing activities	(1,342,497)
Net cash provided by financing activities	1,729,714

Net increase in cash	73,384
Cash at the beginning of the period	2,844
Cash as the end of the period	$76,228

Operating Activities.  Net cash used in operating activities was $313,833 for the nine-months ended September 30, 2014, the bulk of which was primarily attributable to expenditures related to our entry into the market for protection, compliance and financial services catering to the lawful cannabis industry.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal quarter, related primarily to continuing operations, the introduction of new service offerings and expansion into new geographic markets.

Investing Activities.  During the nine-months ended September 30, 2014, cash used in investing activities was $1,342,497.  We purchased $165,784 of furniture, equipment and armored vehicles for use in our operations.  We also provided $50,000 in short-term secured notes receivable.  Additionally, during the nine-months ended September 30, 2014 we purchased a commercial building for a total purchase price of $750,000, for which we paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  Through September 30, 2014, approximately $376,713 in capital improvements were made to the property.  The expansion into additional geographic territories is expected to require investment in equipment and vehicles, although the cost of such will vary materially and cannot be readily estimated by management.

Financing Activities.  To date, we have financed our operations through the issuance of stock and debt securities.  Net cash provided by financing activities for the nine-months ended September 30, 2014 was $1,729,714.  We obtained financing in the form of loans totaling $166,008, of which $25,000 was repaid in cash and $125,000 was repaid using shares of our common stock in lieu of cash, leaving a balance due as of September 30, 2014 of $16,008.  Related parties provided $293,138 of financing, of which $25,000 was repaid during the period. In addition to issuing debt securities, we received total cash proceeds of $1,313,462 for sales of our common stock.  We expect to use our cash to invest in our core businesses.

Changes in Cash. During the nine -months ended September 30, 2013, we experienced a net increase in cash on hand of $73,384.  As of September 30, 2014, we had $76,228 of cash on hand.

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

We expect to require significant capital to continue to expand our operations and to complete the improvements to our office building, which will be a training and high-security vault facility, and the purchase of capital equipment.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Property and equipment.  Property and equipment is recorded at cost and capitalized from the initial date of service.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  We use other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Automotive Vehicles	5 years
Furniture and Equipment	7 years
Buildings and Improvements	15 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2014 and 2013.  Depreciation expense for the nine months ended September 30, 2014 and 2013 totaled $17,485 and $0, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were ineffective for the period ended September 30, 2014 due to the following:

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

As of November 14, 2014, 23 states and the District of Columbia allow its citizens to use marijuana for medicinal purposes.  Four states and Washington D.C. have legalized recreational marijuana use, as well.  Additionally, voters in the states of Colorado and Washington approved ballot measures in November 2013 to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to our stockholders

The application of the “penny stock” rules to our Common Stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

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

On September 15, 2014, the Company sold 1,562,500 shares of its common stock for $500,000.  As of September 30, 2014, the Company received $100,000 in payment of the shares and recorded subscriptions receivable for the remaining balance of $400,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 12, 2014, our Board of Directors approved an employee 2014-2015 Stock Incentive Plan.  A copy of the Plan is attached to this Quarterly Report.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	2014-2015 Stock Incentive Plan

101	Interactive Data File

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

BLUE LINE PROTECTION GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ Sean Campbell	Chief Executive Officer	November 14, 2014
Sean Campbell

/s/ Patrick Deparini	Chief Financial Officer	November 14, 2014
Patrick Deparini