Form 10-K
period 2014-12-31
Blue Line Protection Group, Inc.
filed 2015-04-15
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-52942

BLUE LINE PROTECTION GROUP, INC.
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

Common Stock, $0.001 par value
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $58,718,685. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2015 was 123,994,032.

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

BLUE LINE PROTECTION GROUP, INC.
FORM 10-K
For the year ended December 31, 2014

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).  On March 14, 2014, the Company acquired Blue Line Protection Group, Inc., a Colorado corporation (“Blue Line Colorado”) formed in February 2014.  From February to March 2014, Blue Line Colorado had minimal operations and assets.

On May 2, 2014, the Company changed its name to Blue Line Protection Group, Inc.

On May 6, 2014, the Company effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held.  Additionally, the authorized number capital of the Company concurrently increased to 1,400,000,000 shares of $0.001 par value common stock due to the forward split.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

Blue Line Protection Group, Inc. provides armed protection, financial solutions, logistics and compliance services for businesses engaged in the legal cannabis industry.  The Company offers asset logistic services, such as armored transportation service; security services, including shipment protection, money escorts, security monitoring, asset vaulting, VIP and dignitary protection, and others; financial services, such as handling transportation and storage of currency; training; and compliance services.

Our base of operations is in the Denver, Colorado metropolitan area.  Our corporate headquarters is located at 1350 Independence St., Lakewood, CO 80215.  We also own a building at 5765 Logan St., Denver, Colorado.

In March 2015, our wholly-owned Nevada subsidiary, BLPG, Inc., was granted licenses to provide our suite of protection, transportation and compliance services within the State of Nevada.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

BLPG is a provider of protection, compliance and financial services to the lawful cannabis industry.  We do not grow, test or dispense cannabis products.  We provide asset logistics, armed and armored escorts, security training and compliance verification.  In general, we primarily target businesses involved in the growing and dispensing of cannabis for both medical and recreational uses, in jurisdictions were such is legal.

1.
Cultivation facilities:  Cultivation facilities are the producers of legal cannabis that eventually make its way to consumers.  Growers’ operations typically span a large geographic footprint, making them susceptible to theft, as are shipments from the growers to testing laboratories or to retail dispensaries.  Additionally, due to current federal marijuana legislation and banking environment, growers are finding it increasingly difficult to secure their cash, purchase equipment and obtain financing for expansion.

2.
Dispensaries:  Dispensaries are the retail faces of the legal cannabis industry.  All legal sales of cannabis products are transacted through dispensaries that are state-licensed.  To maintain their licenses, dispensaries must comply with a variety of state-mandated reporting requirements, including reporting every gram of cannabis passing in and out of the store.  Dispensaries also face financing and banking challenges similar to those that growers do.

We believe we are the only company to offer a complete, turnkey solution for legal cannabis businesses.  Our services cover the following categories:

Banking

The banking system in the U.S. is, in most states, federally mandated.  Possession or distribution of marijuana violates federal law, and banks that provide support for those activities face the risk of prosecution and assorted sanctions.  Currently, almost all payments for the sales of cannabis are made in cash, due the inability of sellers to obtain merchant processing accounts.  As a result, processing money from marijuana sales puts federally insured banks at risk of drug racketeering charges, so they've refused to open accounts for marijuana-related businesses.

Marijuana businesses that can't use banks may have too much cash they can't safely put away, leaving them vulnerable to criminals.  Jurisdictions that allow cannabis sales want a channel to receive taxes.

In February 2014, The Obama administration gave banks a road map for conducting transactions with cannabis sellers operating within state regulations, so these companies can stash away savings, make payroll and pay taxes like a traditional place of business.  The move was designed to let financial institutions serve such businesses while ensuring that they know their customers' legitimacy and remain obligated to report possible criminal activity.  However, there remains nothing expressly protecting banks that work with state-legal, state-licensed marijuana businesses from prosecution.  We are unaware of any bank, in any state, allowing bank accounts for cannabis-related businesses for fear of prosecution and losing their FDIC status and insurance.

We have created a means for the banks to validate compliance with the Federal Mandate.  Currently only a security company could match the compliance requirements as only we can vertically integrate the source of funds through the Federally required 12 steps, summarised as from grow, to sale, (to those of approved age or license), to purchaser, to funds received, to where the funds were held, to vault, to third party validation, to tax, to profits, to access to the banking system etc.  We are uniquely positioned, through a number of partnership and cooperation agreements, to provide banking solutions to our clients.

Compliance

Laws concerning business procedures and practices are changing across the nation. It’s hard to keep up with all the changes, and business owners have to balance their day-to-day operations with remaining compliant with and responsive to regulatory agencies.  Blue Line Protection Group provides daily on-site compliance verification to ensure that local business owners are operating lawful and inspection-ready establishments.  Our security experts, trained in crime prevention through environmental design (CPTED) techniques, can provide crucial advice about enhancing the interior and exterior security of your establishment.

Blue Line Protection Group communicates regularly with local and national government representatives to ensure that we remain the top-tier security and protection group in the nation.  Retail establishments aren’t the only ones who have to remain compliant with the pertinent laws - we do, as well.

We have agreed a joint venture with one of the largest PEO HR companies in America out of Phoenix Arizona.  They will handle all payments to employees of the companies we serve.  They will also handle background checks on all employees. BL will receive a percentage of every contract.

With the addition of our compliance module clients can be confident they will not lose their license for some small or large error by their staff that might put their cannabis license in jeopardy.  Their license being, in most instances, their most valuable asset.  We are relieving them of several burdens they are ill suited to comply with.  (Most licensees were formally acting outside the law prior to the recent legislation and have little to no compliance experience).

Protection

Fundamental to the legal cannabis industry is the protection of product and cash throughout the distribution channel.  Growers ship product from their cultivation facilities to independent laboratories where it is tested for compliance with state-mandated parameters.  From the labs, the product is then delivered to the retail dispensaries, where it is sold to the public.

Due to the current banking and regulatory environments, payments between each step in the distribution network are made in cash: from the customer back to the grower.  Therefore, these businesses are forced into having to transport bags of money between growers and dispensaries and their own vaults or storage facilities.

The risk of theft of cash and product is present at every stage, even when they are not in transit.  Accordingly, all cannabis businesses require security measures to prevent theft, mitigate risk to employees and maintain regulatory compliance.

We began our security and protection operations in the State of Colorado in February 2014.  In less than six months, we have become the largest legal cannabis protection services company in the state.  We offer a fully integrated approach to managing the movement of cannabis and cash from growers through dispensaries via armed and armored transport, money processing, vaulting and related credit.  Money processing services generally include counting, sorting and wrapping currency.

We currently supply guards, protection and armed and armored transportation to approximately 60% of all the licensees in Colorado. We are focused on encompassing all compliance needs on behalf of our clients, as mandated by the State and Federal authorities for the protection, transport and sale of cannabis.

Training

Over 90% of our security personnel have established military or police background.  We ensure our employees are prepared to offer clients, their staff and customers a safe and secure environment.  All members of the Company's armored transportation team and security operators are required to undertake our mandatory, rigorous 40-hour introductory compliance and training curriculum created and supervised by both:

1.	The former Chief of Police for the City of Aurora, the second largest city in Colorado and

2.	A 26 years veteran of the Jefferson County, Colorado Sheriff's Office with 17 years on its SWAT (Special Weapons and Tactics) unit, seven of which were as team leader.

In addition to internal training, we also offer other businesses, houses of worship and the general public a wide variety of safety, security and personal defense courses and firearms training.

Accounting and Bookkeeping

The Company was originally established in an effort to physically safeguard cash and product for marijuana businesses.  During March 2015, the Company formed a wholly-owned subsidiary, Blue Line Advisory Services, Inc. (“BLAS”), to provide a complete accounting solution for the legal marijuana industry.

Accounting is a critical component of every business, from simply knowing how much money a business has to analyzing financial trends.  For legal marijuana companies, tracking cash from seed to bank is essential from both operational and regulatory compliance standpoints.  Through its staff and network of independent CPA's and professionals, BLAS offers, without limitation, the following services:

•	Bank activity reconciliation
•	Daily point-of-sale system validation

•	Payables and receivables organization and resolution
•	Payroll and time sheet entry, correction and validation
•	Federal and state payroll withholding and unemployment tax deposits and reporting
•	Monthly sales tax deposits and quarterly sales tax returns and state franchise tax deposits
•	Reconciliation of whole-chart accounts
•	Periodic financial reporting
•	Federal and state tax preparation and audit defense

Growth Strategy

Blue Line Protection Group will use the following strategy in the implementation of its business plan:

1.	Expand into new markets to establish first-mover advantages.

2.	Market ourselves through strategic alliances and affiliations.

3.
Acquire or joint venture with guard and alarm businesses throughout the USA if they represent good value and a good fit with our expansion plans.  Organic growth will not suffice for the rapid growth of this industry and our ability to provide service immediately requires variations of this strategy.

4.	Increase our client base to the various labs in state. Offering our superior chain of control compliance and software.

5.	Develop and offer value-added, complementary or supplementary services.

Marketing and Advertising

Virtually all of our sales, to date, have been generated without using paid media.  Our security personnel conduct the majority of our marketing and advertising efforts.  Nearly all of our guards are former police officers or military personnel and are the face of our company.  They interact with business owners, employees and customers on a daily basis.  As such, they generate significant brand awareness and word-of-mouth goodwill.  Complementary to this, our management actively engages with business owners directly to generate awareness of our company and the services we provide, as well as to identify the potential for sales or referrals.

In addition to a direct sales approach and word-of-mouth advertising, we have been featured in news articles and video documentaries by outlets such as the Wall Street Journal, USA Today, Fortune and CNBC, which have served to increase brand awareness nationwide.  We have also attended a variety of industry trade shows and been granted membership in industry groups.

Industry Background and Competition

The development of the legal markets for cannabis is a function of state legislation.  As a result, while specific markets may not be currently available, we actively monitor the progress of legislation and know with some degree of certainty when new geographic markets will be coming on line.  This allows us to target our limited sales and marketing resources to those new markets.  In this way, we believe the current legislative environment works in our favor - if the whole country were currently a potential market our limited resources would result in an inability to effectively cover all potential market territories.  With limited markets open we can better cover those available territories.

Many states permit only residents to own Cannabis businesses in each respective state.  This prevents a public company from rolling up or building out direct growing or selling of the product.  It does not prevent a public company from growing existing businesses or providing services that have been identified as fundamental to most of the growers, medicinal or recreational retailers.

The total market for marijuana, legal or otherwise, is estimated to exceed the economic value of corn and wheat combined.  Marijuana is widely considered the largest cash crop in the United States.  Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal marijuana industry that management expects to be worth over $50 billion by the year 2020.  Marijuana sales reportedly averaged about $1,000,000 per day in the first five days of legalization in Colorado, and fiscal-year 2014 sales exceeded $700,000,000.  California and Colorado each expect to collect tax revenue of approximately $100,000,000 during their 2015 fiscal years.  The economic impact on employment, ancillary products, service providers, community improvements and real estate markets is enormous.

Competition

We believe the primary factors in attracting and retaining customers are expertise, service quality, and price.  Our competitive advantages include:

•	Brand name recognition;

•	Reputation;

•	Expertise in regulatory and banking compliance;

•	Operational excellence;

•	Cash processing, transportation and storage capabilities;

•	Security and logistics infrastructure;

•	Services beyond guards and transportation, where we become intimate to the businesses continuance and success through mandatory standards of compliance; and

•	Economies of scale as we increase the amount and number of items we securely transport.

Our cost structure is generally competitive, although certain competitors may have lower costs due to a variety of factors, including lower wages, lower initial and ongoing training requirements, less costly employee benefits, or less stringent security and service standards.  We anticipate facing competitive pricing pressure in many markets; however, we plan to resist competing on price alone.  We believe our high levels of service and security, as well as value-added solutions, differentiates us from competitors.

We compete with companies of all sizes in a variety of geographies that offer solutions that compete with single elements of our platform, such as regulatory compliance, armed security, armored transportation services and money processing.  The security services industry is a large and competitive market.  More specifically, however, the market for security and storage solutions as it pertains to medical marijuana companies is a nascent market, resulting in a highly fragmented and fractured marketplace.  Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us.  None of the large security companies, such as Brinks, Argyle, Tyco or Torment, are currently competing in this market segment, although there can be no guarantee this trend will continue.

Significantly all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure experienced employees, accommodate customers more efficiently and adopt more aggressive pricing policies than we can.  Many of these current and potential competitors can devote substantially more resources to advertising, marketing and attracting experienced talent than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with our competitors.

Need for Government Approval of Principal Products

In most jurisdictions we are required to obtain governmental approval in connection with the ability to provide security and/or investigative services.  We expect to make every effort to comply with all existing and pending regulatory conditions and licensing requirements in each state we currently or potentially operate in.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there may be ample public support for legislative action, numerous factors impact the legislative process.  Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.  There are currently 23 states and the District of Columbia allowing its citizens to use Medical Marijuana.  Additionally, Alaska, Colorado, Oregon, Washington State, as well as Washington D.C., have voted to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Intellectual Property

We are developing a proprietary streamlined government-certified software capable of tracking all movements of cannabis products through to cash to taxes paid to deposits with the Federal Reserve Bank.  The technology behind our software is being engineered and developed by subcontractors, and we consider it proprietary and confidential, and protected under trade secret laws.  We have not sought to patent our aspect of this technology; however, we have not yet determined if we will seek to patent any aspect of the software in the future.

We plan to protect our proprietary and confidential information through a series of non-compete and non-disclosure contracts with our employees, contractors and other interested parties.  The law of protection of confidential information effectively allows a perpetual monopoly in secret information, and it does not expire as would a patent.  The lack of formal protection, however, means that a third party is not prevented from independently duplicating and using the secret information once it is discovered.

Number of total employees and number of full time employees

As of the date of this Annual Report, we have about 87 full- and part-time employees, 95% of whom are ex-military or ex-police.

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

As of the date of this Annual Report, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, voters in Alaska, Colorado, Oregon, Washington D.C. and Washington State have approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

We may be subject to litigation in the ordinary course of business.

From time to time, we may be subject to various legal proceedings and claims, either asserted or unasserted.  Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.  While management believes we will have adequate insurance coverage and will accrue loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure you that the outcome of future litigation, if any, will not have a material adverse effect our results of operations.

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

The price of our Common Stock may be volatile, which may lead to losses by investors.

The price of our Common Stock may fluctuate significantly in response to a number of factors, including:

•	Our quarterly operating results,

•	Changes in earnings estimates by analysts and whether our earnings meet or exceed such estimate,

•	Announcements of technological innovations by us or our competitors,

•	Additions or departures of key personnel, and

•	Other events or factors that may be beyond our control.

Volatility in the market price of our securities could lead to claims against us. Defending these claims could result in significant litigation costs and a diversion of our management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space at 1350 Independence St., Lakewood, CO 80215 at a rate of $1,442 per month. There are currently no proposed programs for the renovation, improvement or development of the facilities we use.

On July 15, 2014, we purchased a commercial building for a total purchase price of $750,000, for which we paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of December 31, 2014, we have not yet placed the property into service.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant has been convicted of violating a federal or state securities or commodities law.

We are not a party to any pending legal proceedings.

No director, officer, significant employee or consultant has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "BLPG."

Price Range of Common Stock

On May 6, 2014, we effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held.  Additionally, the number of authorized shares increased to 1,400,000,000 shares of $0.001 par value common stock.  All share and per share information has been retroactively adjusted to reflect the stock split.

The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2014	High	Low

First Quarter	N/A	N/A
Second Quarter	$ 0.80	$ 0.70
Third Quarter	$ 0.81	$ 0.31
Fourth Quarter	$ 0.50	$ 0.19

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission.  Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Holders

As of the date of this filing, we had 123,994,016 shares of $0.001 par value common stock issued and outstanding held by approximately 236 shareholders of record.  Our transfer agent is: Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	Our financial condition;
•	Earnings;
•	Need for funds;
•	Capital requirements;
•	Prior claims of preferred stock to the extent issued and outstanding; and
•	Other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We have reserved for issuance an aggregate of 15,000,000 shares of common stock under our 2014-2015 Stock Incentive Plan (“the Plan”) that was adopted in November 12, 2014.  The following table provides the following information as of December 31, 2014, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	900,000	$0.25	14,100,000

Total	900,000	$0.25	14,100,000

Purposes of the Plan

The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers and directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

Stock Subject to the 2014-2015 Stock Incentive Plan

Shares that are eligible for grant under the Plan to participants include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Internal Revenue Code. “Non-Qualified Options” are any options that are not an Incentive Option. To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option. “Restricted Stock” are shares of common stock issued pursuant to any restrictions and conditions as established in the Plan.

Eligibility

Incentive Options. Only employees of the Company or of an affiliated company (including officers of the Company and members of the Board of Directors if they are employees of the Company or of an affiliated company) are eligible to receive Incentive Options under the Plan.

Non-Qualified Options and Restricted Stock. Employees of the Company or of an affiliated company, officers of the Company and members of the Board of Directors (whether or not employed by the Company or an affiliated company), and service providers are eligible to receive Non-Qualified Options or acquire Restricted Stock under the Plan.

Equity Compensation Plan Information

We maintain the Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.

The Plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

As of December 31, 2013, we had 106,820,000 shares of common stock issued and outstanding.

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

On June 11, 2014, we were obligated to issue 1,400,000 shares of our common stock to a non-affiliated entity pursuant to an investment banking agreement, with a fair market value of $938,000 on the date of the agreement.  Certificates representing the shares were never issued and were considered owed as a common stock payable.  On December 11, 2014, we cancelled our investment banking agreement and issued 280,000 shares of our common stock as a settlement amount and thereby rescinded $749,280 of the common stock payable and associated expenditure for the services.

On September 15, 2014, the Company sold 1,562,500 shares of its common stock for $500,000. The Company received a total of $150,000 in payment of the shares and recorded subscriptions receivable for the remaining balance of $350,000.  As of October 17, 2014, the purchaser rescinded the remaining portion of the subscription payable and a total of 468,750 shares were issued to the subscriber.

On October 22, 2014, we issued 1,250,000 shares of our common stock to a non-affiliated entity pursuant to an investment banking agreement, with a fair market value of $475,000 as of the date of the agreement.

On December 24, 2014, we issued 38,000 shares of our common stock to 68 employees, paid as part of our Employee Stock Incentive Program.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2014.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Background and Recent Developments

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc.  On March 14, 2014, we acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 with the sole purpose to be a wholly-owned subsidiary of the Company.

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

Management’s Discussion and Analysis

Due to the recent addition of new business operations and service lines, comparisons of operating results between the comparable periods ended December 31, 2014 and 2013 may not be materially reflective of our continuing and future operations.  Prior to March 14, 2014, the date we acquired Blue Line Colorado, our results of operations were immaterial.  As such, no comparison data will be presented in this management’s discussion regarding the year ended December 31, 2013.

Revenue and costs of revenue

We only recently began to generate sales from our wholly-owned Colorado subsidiary, Blue Line Colorado, a provider of protection, compliance and financial services to the lawful cannabis industry.  We do not grow, test or dispense cannabis products.  We provide banking compliance, asset logistics, armed and armored escorts, security training and license compliance verification.  In general, we primarily target businesses involved in the growing and dispensing of cannabis for both medical and recreational uses, in jurisdictions were such is legal.

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a bi-weekly basis.  These sales are recognized as revenue at the time an invoice in generated and delivered to the client.  During the year ended December 31, 2014, we generated net revenue of $1,032,168 from our operations, all of which was attributable to our Blue Line Colorado subsidiary.  Revenue increased steadily quarter-over-quarter, which management attributes to exceptional customer service from our security and transport teams, word-of-mouth and increased brand awareness.

During the period, costs of sales totaled $778,777.  Costs of sales consist primarily of labor and fuel costs directly attributable to the provision of our services to clients.  As we continue to grow our core business, we expect labor and fuel costs to increase, at a minimum, proportionate to any increase we experience in revenues.  Over our relatively short history, cost of labor has fluctuated primarily due to turnover, levels of overtime and our ability to retain sufficient staffing levels to meet client demand.  Our ability to service current clients, as well as grow our core business, is dependent upon our ability to manage labor levels and costs, of which there can be no guarantee.

After accounting for costs of sales, we realized a gross profit of $253,391, during the year ended December 31, 2014.  Our profit margins have fluctuated significantly from quarter-to-quarter, and it is difficult for management to forecast with any certainty.

We are actively engaged in expanding our presence into new jurisdictions and growing our service portfolio.  Our financial compliance packages are structured to take advantage of our core competencies, while vertically integrating higher gross margin service lines.  Management expects realize increased revenues in fiscal year 2015 to due to the following factors:

1.	Expansion into new geographic regions;

2.	The addition of our new accounting and bookkeeping division - Blue Line Advisory Services; and

3.	Our cooperation and cross-promotion agreement with DigiPath, Inc.

However, there can be no assurance that we will continue to experience similar, if any, revenue growth in future periods, sustain current revenue levels or that we any of our growth and expansion efforts will come to fruition.

Costs and Operating Expenses

For the year ended December 31, 2014, the primary components of our operating expenses were, as follows:

Advertising.  During the year ended December 31, 2014, we recognized $189,536 in advertising expense, respectively, related primarily to public- and media-relations efforts.  Of the $189,536 we spent on advertising expense in the year ended December 31, 2014, $120,000 was paid with shares of our common stock in lieu of cash.  We are a small company and expect to continue to invest in advertising and marketing to increase brand awareness.

Depreciation.  Depreciation expense related to our furniture, equipment and armored vehicles were $27,172 during the year ended December 31, 2014.  Depreciation is directly correlated to capital expenditures.  As we seek to expand our geographic reach and service portfolio, we expect capital expenditures to increase, and, accordingly, expect depreciation expense to increase.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $104,892 during the year ended December 31, 2014.

General and Administrative. In the course of our operations, we incur general and administrative expenses, which are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses and supplies, such as postage, supplies and printing; repairs and maintenance; bank charges; occupancy costs; and other miscellaneous expenditures not otherwise classified.  During the year ended December 31, 2014, general and administrative expenses were $657,633. We expect general and administrative expenses to increase in line with growth in our operations.

Professional Fees. During the year ended December 31, 2014, we incurred $916,766 in professional fees.  Approximately $662,600 of professional fees recognized is attributable to two investment banking agreements we entered into, for which the investment banks required us to issue them an aggregate of 1,530,000 shares of our common stock.  We also expect amounts paid for legal representation and consulting expenses to increase substantially as we expand our operations into additional jurisdictions.

Salaries and Wages. The bulk of our salaries and wages expense is attributable to administrative, management and other salaried personnel not directly involved in the servicing of our clientele.  Salaries and wages paid during the year ended December 31, 2014 was $502,032.  Our ability to grow is tied directly to our ability to attract, hire and retain quality employees.  We expect our staffing levels to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Stock-based Compensation.  During the year ended December 31, 2014, we issued incentive stock-based compensation to employees and contractors in the form of stock options.   Total stock-based compensation was $480,675, related solely to the expensing of stock options granted to executives and key employees during the year.

Other Income and Expenses

During the year ended December 31, 2014, we originated short-term, fully-collateralized loans to existing, recurring clients.  We realized interest income of $10,683 during the year ended December 31, 2014, attributable to our lending activities.  As of December 31, 2014, the remaining aggregate principal balance of notes receivable was $46,451.

In December 2014, our wholly-owned subsidiary, Blue Line Capital, sold a portion of securities held to maturity, in the amount of $200,000.  As a result of this sale, we recognized a $199,999 gain on the sale of securities.  We do not expect to sell additional securities held to maturity.

Net Loss

Our net loss for year ended December 31, 2014 was $2,425,941. We expect to continue to incur net losses for the foreseeable future and cannot assure you when we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

The following table provides summary financial information as of and for the year ended December 31, 2014:

December 31, 2014
Cash and equivalents	$211,922
Accounts and accrued receivables, net	116,891
Notes receivable	46,451
Prepaid assets	2,500
Fixed assets, net	1,287,991

Total assets	$1,665,755

Accounts payable and accrued liabilities	295,863
Notes payable, aggregate	290,271
Long-term debt, including current portion	695,515

Total liabilities	$1,281,649

Year ended
December 31, 2014
Net cash used by operations	$(443,425)
Net cash used by investing activities	(1,131,614)
Net cash provided by financing activities	1,784,117

Net increase in cash	209,078
Cash at the beginning of the period	2,844
Cash as the end of the period	$211,922

Operating Activities.  Net cash used in operating activities was $443,425 for the year ended December 31, 2014, the bulk of which was primarily attributable to expenditures related to our entry into the market for protection, compliance and financial services catering to the lawful cannabis industry.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal quarter, related primarily to continuing operations, the introduction of new service offerings and expansion into new geographic markets.

Investing Activities.  During the year ended December 31, 2014, cash used in investing activities was $1,131,614.  We purchased $186,610 of furniture, equipment and armored vehicles for use in our operations.  We also provided an aggregate of $155,000 in short-term secured notes receivable, upon which we received $108,549 in repayments.  The sale of membership units held for investment purposes and not earmarked for resale generated cash in the amount of $200,000.  Additionally, during the year ended December 31, 2014 we purchased a commercial building for a total purchase price of $750,000, for which we paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  Through December 31, 2014, approximately $348,553 in capital improvements were made to the property.  The expansion into additional geographic territories is expected to require additional investment in equipment and vehicles, although the cost of such will vary materially and cannot be readily estimated by management.

Financing Activities.  To date, we have financed our operations through the issuance of stock and debt securities.  Net cash provided by financing activities for the year ended December 31, 2014 was $1,784,117.  We obtained financing in the form of loans totaling $166,008, of which $41,008 was repaid in cash and $125,000 was repaid using shares of our common stock in lieu of cash, leaving a balance due as of December 31, 2014 of $0.  Related parties provided $394,596 of financing, of which $106,325 was repaid during the period. In addition to issuing debt securities, we received total cash proceeds of $1,362,992 for sales of our common stock. We expect to use our cash to invest in our core businesses.

Changes in Cash. During the year ended December 31, 2013, we experienced a net increase in cash on hand of $209,078.  As of December 31, 2014, we had $211,922 of cash on hand.

Factors Affecting Future Growth

We are a small company with very little historical data upon which to evaluate our future prospects.  However, we are actively engaged in the expansion of our current revenue streams, as well as exploring entry into new and developing markets.  We are experiencing significant changes to our corporate and operational structures and have been expanding our base of employees.  We continue to expect the number of full- and part-time employees to fluctuate substantially, though we are unable to predict the amount of such fluctuations.

Since 2014, we have worked with banks and financial industry professionals to develop a proprietary means for the banking industry to validate compliance with Federal Mandate.  Our management believes that only a security company with the relationships and experience like Blue Line is able to ensure that clients we validate will remain fully compliant with all of the various Cole Memo, FinCEN, banking, Patriot Act and BSA guidelines.  We are able to vertically integrate the source of funds through the Federally required 12 steps, summarised as from grow, to sale, (to those of approved age or license), to purchaser, to funds received, to where the funds were held, to vault, to third party validation, to tax, to profits, to access to the banking system etc.

Beginning in 2015, we started to provide on-site compliance services to ensure that legal marijuana businesses are operating according to local, state and federal guidelines.  Blue Line investigative personnel, using our proprietary systems, produce compliance assessment reports to banks, based on on-site audits and investigations of the businesses, their operation procedures, and customer and product sales tracking methods. Our management expects these compliance services will provide us with a new revenue stream and, in combination with our traditional security and transport services, offer significant value to our clients and partners.

In March 2015, we formed Blue Line Advisory Services, a wholly-owned subsidiary, with the goal of providing accounting and bookkeeping services to the legal marijuana industry via our network of employees and independent professionals.  During the second quarter of 2015, we plan to establish BLAS offices in Colorado and Nevada.  Our goal is for BLAS to be accretive during the year ended December 31, 2015, although there can be no guarantee of such.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 31, 2014.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management considers the following policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Principles of consolidation.  For the years ended December 31, 2014 and 2013, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”).  All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2014 and 2013.  Depreciation expense for the years ended December 31, 2014 and 2013 totaled $27,172 and $0, respectively.

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

Allowance for uncollectible accounts.  The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $18,864 and $0 at December 31, 2014 and 2013, respectively.

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

Contingencies.  The Company is not currently a party to any pending or threatened legal proceedings.  The company has one potential contingent liability.  A shareholder and employee asserts he has loaned the Company cash and paid for various expenses on behalf of the Company in the aggregate amount of $447,896.  The Company is disputing its need to pay this claim on the grounds that a number of items in the claim were unauthorized and minimal, if any, supporting documentation was provided to substantiate the validity of the claim.  While the Company can reasonably estimate the liability, it is improbable that the Company will pay, due the Claimant’s (a) failure mutually agree upon the alleged amounts owed and (b) failure to validate the claims.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

SEALE AND BEERS, CPAs
PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Line Production Group, Inc.

We have audited the accompanying consolidated balance sheets of Blue Line Production Group, Inc.as of December 31, 2014, and 2013, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. Blue Line Production Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Line Production Group, Inc. as of December 31, 2014, and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year  period ended December 31, 2014.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 10, 2015

Blue Line Protection Group, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets

Current assets:
Cash and equivalents	$211,922	$2,844
Accounts receivable, net	62,101	-
Accrued receivables	54,790	-
Notes receivable	46,451	-
Prepaid expenses and deposits	2,500	-
Total current assets	377,764	2,844

Fixed assets
Total fixed assets, net	189,438	-
Property, plant and equipment	750,000	-
Building improvements	348,553	-
Total fixed assets	1,287,991	-

Total assets	$1,665,755	$2,844

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$143,019	$2,300
Accrued liabilities	152,844	-
Notes payable	2,000	2,000
Note payable – related parties	288,271	-
Current portion of long-term debt	3,735	-
Total current liabilities	589,869	4,300

Long-term liabilities
Long-term debt	691,780	-
Total long-term liabilities	691,780	-

Total liabilities	1,281,649	-

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,400,000,000 shares
authorized, 122,845,282 and 106,820,000 shares
issued and outstanding as of 12/31/14 and 12/31/13	122,845	106,820
Common stock, owed but not issued, 748,750 shares and
0 shares as of 12/31/14 and 12/31/13	749	-
Additional paid-in capital	2,788,934	(5,795)
Accumulated deficit	(2,528,422)	(102,481)
Total stockholders’ (deficit)	384,106	(1,456)

Total liabilities and stockholders’ (deficit)	$1,665,755	$2,844

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Consolidated Statements of Operations

	For the years ended
	December 31,
	2014	2013

Revenue, net	$1,032,168	$-
Cost of revenue	(778,777)	-

Gross profit	253,391	-

Expenses:
Advertising	189,536	-
Depreciation	27,172	-
Executive compensation	104,892	-
General and administrative expenses	657,633	15,288
Professional fees	916,766	-
Salaries and wages	502,032	-
Stock-based compensation	480,675	-
Total expenses	2,878,706	15,288

Operating loss	(2,625,315)	(15,288)

Other income:
Interest expense	(11,308)	-
Interest income	10,683	-
Gain on sale of securities	199,999	-
Total other income	199,374	-

Loss before provision for income taxes	(2,425,941)	(15,288)

Provision for income taxes	-	-

Net loss	$(2,425,941)	$(15,288)

Weighted average number of
common shares outstanding - basic	116,942,037	106,820,000
Weighted average number of common shares outstanding – fully diluted	122,184,808	106,820,000

Net loss per share - basic	$(0.02)	$(0.00)
Net loss per share – fully diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Consolidated Statements of Stockholders’ (Deficit)

					Additional	Subscriptions		Total
	Preferred Stock		Common Stock		Paid-in	Payable/	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Receivable)	(Deficit)	Equity

Beginning Balance
January 1, 2013	-	$-	106,820,000	$106,820	$(21,045)	$-	$(87,193)	$(1,418)

Donated capital	-	-	-	-	15,250	-	-	15,250

Net loss
For the year ended
December 31, 2013	-	-	-	-	-	-	(15,288)	(15,288)

Balance, December 31, 2013	-	-	106,820,000	106,820	(5,795)	-	(102,481)	7,106

Donated capital	-	-	-	-	127,106	-	-	127,106

March 27, 2014
Issued for cash
$0.09 per share	-	-	13,068,050	13,068	1,200,393	-	-	1,213,461

March 27, 2014
Issued for fixed asset
$0.09 per share	-	-	323,078	323	29,677	-	-	30,000

April 8, 2014
Issued to retire notes payable
$0.09 per share	-	-	1,346,154	1,346	123,654	-	-	125,000

June 11, 2013
Stock owed by not issued for services
$0.67 per share	-	-	-	-	187,320	280	-	187,600

September 15, 2014
Issued for cash
$0.32 per share	-	-	-	-	149,531	469	-	150,000

October 1, 2014
Issuance of nonqualified stock options	-	-	-	-	13,160	-	-	13,160

October 22, 2014
Issued for services
$0.38 per share	-	-	1,250,000	1,250	473,750	-	-	475,000

December 24, 2014
Issued to employees for services
$0.25 per share	-	-	38,000	38	9,462	-	-	9,500

December 31, 2014
Amortization of
employee stock options	-	-	-	-	480,676	-	-	480,676

Net loss
For the year ended
December 31, 2014	-	-	-	-	-	-	(2,425,941)	(2,425,941)

Balance, December 31, 2014	-	$-	122,845,282	$122,845	$2,788,934	$749	$(2,528,422)	$384,106

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013

Operating activities
Net loss	$(2,425,941)	$(15,288)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	27,172	-
Gain on sale of investments	(200,000)	-
Stock-based compensation expense	490,176	-
Shares issued for services	662,600	-
Shares issued for prepaid expenses	133,161	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(116,892)	-
(Increase) in deposits and prepaid expenses	(2,500)	-
Increase in accounts payable	297,298	2,300
Increase in long-term liabilities	691,781	-
Net cash used by operating activities	(443,145)	(12,988)

Investing activities
Issuance of notes receivable	(155,000)	-
Receipt of payments from notes receivable	108,549	-
Sale of investments held to maturity	200,000
Purchase of fixed assets	(186,610)	-
Purchase of plant, property and equipment	(1,098,553)	-
Net cash used by investing activities	(1,131,614)	-

Financing activities
Donated capital	7,106	15,250
Repayment of notes payable	(41,008)	-
Proceeds from notes payable	166,008	-
Repayment of notes payable – related party	(106,325)	-
Proceeds from notes payable – related party	394,596	-
Common stock payable	748	-
Issuances of common stock	1,362,992	-
Net cash provided by financing activities	1,784,117	15,250

Net increase (decrease) in cash	209,078	2,262
Cash – beginning of the year	2,844	582
Cash – end of the year	$211,922	$2,844

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash transactions:
Shares issued for fixed assets	$30,000	$-
Number of shares issued for fixed assets	323,078	-
Stock-based compensation	$3,067,525	$-
Number of stock options issued for stock-based compensation	11,736,900	-
Shares issued for prepaid services	$120,000	$-
Number of shares issued for prepaid services	200,000	-
Shares issued for services	$662,600	$-
Number of shares issued for services	1,330,000	-

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 1 – History and organization of the company

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

On May 2, 2014, the Company changed its name from The Engraving Masters, Inc. to Blue Line Protection Group, Inc. (“BLPG”)

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

Note 2 – Accounting policies and procedures

Principles of consolidation
For the years ended December 31, 2014 and 2013, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”).  All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the “Company.”

Basis of Presentation
The financial statements present the balance sheets, statements of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Year end
The Company has adopted December 31 as its fiscal year end.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 2 – Accounting policies and procedures (continued)

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2014 and 2013.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2014 and 2013.  Depreciation expense for the years ended December 31, 2014 and 2013 totaled $27,172 and $0, respectively.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 2 – Accounting policies and procedures (continued)

Long-lived assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2014 and 2013, the Company determined that none of its long-term assets were impaired.

Concentration of business and credit risk
The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

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

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 2 – Accounting policies and procedures (continued)

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

Allowance for uncollectible accounts
The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $18,864 and $0 at December 31, 2014 and 2013, respectively.

Cost of Sales
The Company’s cost of revenue primarily consists of items purchased by the Company specifically purposed for the benefit of the Company’s client.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were $189,536 and $0 in advertising costs for the years ended December 31, 2014 and 2013, respectively.

General and administrative expenses
The significant components of general and administrative expenses consist solely of legal and professional fees.

Stock-based compensation
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

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 2 – Accounting policies and procedures (continued)

Cost of Revenue
The Company’s cost of revenue primarily consists of labor, fuel costs and items purchased by the Company specifically purposed for the benefit of the Company’s client.

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

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  The company has one potential contingent liability.  A shareholder and employee asserts he has loaned the Company cash and paid for various expenses on behalf of the Company in the aggregate amount of $447,896.  The Company is disputing its need to pay this claim on the grounds that a number of items in the claim were unauthorized and minimal, if any, supporting documentation was provided to substantiate the validity of the claim.  While the Company can reasonably estimate the liability, it is improbable that the Company will pay, due the Claimant’s (a) failure mutually agree upon the alleged amounts owed and (b) failure to validate the claims.

Recent pronouncements
The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of ($2,425,941) as of December 31, 2014, and had net sales of $1,032,168 during the year ended December 31, 2014.

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

Note 4 – Deposits

On May 20, 2014, the Company entered into a Security Deposit Agreement with a third-party fuel credit provider, whereby the Company was obligated to pay an initial security deposit in the amount of $2,500.  The balance of the Deposit, as of December 31, 2014, was $2,500.

Note 5 – Notes receivable

The Company provides short-term, secured financing to clients, represented as notes receivable.  During the year ended December 31, 2014, the Company loaned a total of $105,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  The borrower repaid the entire $105,000 balance and interest accrued thereupon during the year ended December 31, 2014.  As of December 31, 2014 the principal balance of the loan is $0 and interest income recognized was $121.

On May 15, 2014, the Company loaned $50,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  As of December 31, 2014, the principal balance of the loan is $46,451 and accrued interest thereupon was $834.

Note 6 – Fixed assets

Fixed assets consisted of the following at:

	December 31, 2014	December 31, 2013

Automotive vehicles	$173,926	$-
Furniture and equipment	44,204	-

Fixed assets, total	218,130	-
Less: accumulated depreciation	(28,692)	-
Fixed assets, net	$189,438	$-

Depreciation expenses for the years ended December 31, 2014 and 2013 were $27,127 and $0, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2014, approximately $348,553 in capital improvements have been made to the property.  As of December 31, 2014, the Company has not yet placed the property into service and, accordingly, no depreciation expense has been recorded.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 7 – Notes payable

Through December 31, 2014, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $100,000.  The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $100,000, into 1,076,923 shares of common stock.  As of December 31, 2014, the principal balance owed on this loan is $0.  See Note 10 – Stockholders’ Equity for additional information.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated entity in the amount of $25,000.  The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $25,000, into 269,231 shares of common stock.  As of December 31, 2014, the principal balance owed on this loan is $0.  See Note 10 – Stockholders’ Equity for additional information.

On March 26, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $25,000 for cash paid to purchase a vehicle on behalf of the Company.  The loan was due and payable on demand and bore no interest.  The loan was repaid in full.  As of December 31, 2014, the principal balance owed on this loan was $0.

During April 2014, the Company borrowed $16,008 from a non-affiliated person.  The loan was due and payable on demand and bore no interest.  The loan was repaid in full.  As of December 31, 2014, the principal balance owed on this loan was $0.

Note 8 – Notes payable – Related Party

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2014, the principal balance owed on this loan is $98,150.

Through December 31, 2014, an officer and shareholder loaned the Company an aggregate of $286,446, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $106,325 and as of December 31, 2014, the principal balance owed on this loan is $180,121.

On November 25, 2014, the Company borrowed $10,000 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2014, the principal balance owed on this loan is $10,000.

Note 9 – Long Term Notes Payable

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of December 31, 2014, the principal balance is $675,000 and a total of $11,250 in interest payments have been made.

On November 21, 2014, the Company purchased a vehicle for a purchase price of $20,827, net of discounts.  The Company financed the entire amount of $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of December 31, 2014, the total principal balance of the note is $20,769, of which $17,034 is considered a long-term liability and the current portion of $3,735 is considered a current liability.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 10 - Stockholders’ equity

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

On October 5, 2006, the Company issued 84,000,000 shares of its common stock to its founding shareholder for cash in the amount of $10,000.

On October 10, 2007, the Company issued 22,820,000 shares of its common stock in a private offering for gross net cash proceeds of $32,100, after deducting $500 in offering costs.

From March 24 through March 27, 2014, the Company sold an aggregate of 13,068,050 shares of its common stock for gross cash proceeds of $1,213,501.

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

On June 11, 2014, the Company entered into an investment banking agreement, for which it was obligated to issue 280,000 shares of its common stock with a fair market value of $187,600.  The stock was subscribed for; however, the certificates representing the shares were not issued as of December 31, 2014 and, resultantly, are considered owed as a common stock payable of $280.

On September 15, 2014, the Company received a subscription for 468,750 shares of its common stock for $150,000. The stock was subscribed for; however, the certificates representing the shares were not issued as of December 31, 2014 and, resultantly, are considered owed as a common stock payable of $469.

On October 22, 2014, the Company entered into an investment banking agreement, for which it issued 1,250,000 shares of its common stock with a fair market value of $475,000.

On December 24, 2014, the Company issued 38,000 shares of its common stock to various employees under its employee stock incentive program.  The fair value of the shares on the date of issuance was $9,500.

As of December 31, 2014, there have been no other issuances of common stock.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 11 – Warrants and options

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

On October 1, 2014, the Company issued non-employee stock options to a third-party consultant purchase up to 30,000 shares of the Company’s common stock.  The options have a fair market value of $13,160, all of which was recognized as professional fees during the year ended December 31, 2014.

On December 10, 2014, the Company issued stock options to its employees under an incentive plan. The employees were granted options to purchase up to an aggregate of 900,000 shares of the Company’s common stock at an exercise price of $0.25 per share and carry a life of three years.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 11 – Warrants and options (continued)

The following is a summary of the Company’s stock option activity:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2012	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Vested	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2013	0	$ 0.00
Granted	10,836,900	$ 0.29
Exercised	0	$ 0.00
Vested	2,204,417	$ 0.58
Cancelled	0	$ 0.00
Outstanding at December 31, 2014	10,836,900	$ 0.29
Options exercisable at December 31, 2013	0	$ 0.00
Options exercisable at December 31, 2014	2,204,417	$ 0.58

The following tables summarize information about stock options outstanding and exercisable at December 31, 2014:

	OPTIONS OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.14 - 0.71	10,836,900	2.39	$ 0.29	2,204,417	$ 0.58
	10,836,900	2.39	$ 0.29	2,204,417	$ 0.58

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the years ended December 31, 2014 and 2013 was $480,676 and $0, respectively.

Note 12 – Income taxes

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014 and 2013, the Company had approximately $2,528,422 and $102,481 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$884,948	$35,868
Valuation allowance	(884,948)	(35,868)
Total deferred tax assets	$-	$-

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)

Note 12 – Income taxes (continued)

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $884,948 and $35,868, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

  2014 & 2013

Federal statutory tax rate                                                   (35.0) %
Permanent difference and other                                          35.0%

Note 13 – Related party transactions

During the years ended December 31, 2014 and 2013, officers of the Company donated cash in the amount of $127,106 and $15,250, respectively.  All donated cash is considered to be additional paid-in capital.

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2014, the principal balance owed on this loan is $98,150.

On October 10, 2014, the Company acquired all of the outstanding stock of Blue Line Capital, Inc. from a shareholder, for $100 in cash.  At the time of the purchase, BL Capital had no material assets or liabilities and conducted no operations.  BL Capital’s sole asset is 2,000,000 ownership units of Integrated Compliance Solutions, LLC, a Nevada limited liability company formerly known as Blue Line Financial Services, LLC.

Through December 31, 2014, an officer and shareholder loaned the Company an aggregate of $286,446, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $106,325 and as of December 31, 2014, the principal balance owed on this loan is $180,121.

On November 25, 2014, the Company borrowed $10,000 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2014, the principal balance owed on this loan is $10,000.

Note 14 – Subsequent Events

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were effective for the period ended December 31, 2014, with the exception of the following:

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below:

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

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting occurred during the year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

During the year ended December 31, 2014, we added personnel to our administrative and accounting staffs.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Sean Campbell	49	Chief Executive Officer

Ricky G. Bennett	58	Vice President of Operations and Compliance

Patrick Deparini	40	Chief Financial Officer

Notes:

All directors hold office until the next annual meeting of the stockholders, which shall be held in September of 2015, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

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

Patrick Deparini received a Bachelor of Science degree in Finance, with an emphasis on Managerial Finance, from the University of Nevada, Las Vegas.  In the past 13 years, he has served as officer and/or director of numerous privately- and publicly-held corporations.

Family Relationships

There are no family relationships among any of our officers or directors.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2014, we received no recommendation for Directors from our stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to evaluate the necessity of establishing a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2014 and 2013 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

David Uddman (1)	2014	0	0	0	0	0	0	0	0
Former President	2013	0	0	0	0	0	0	0	0

Jolene Uddman (1)	2014	0	0	0	0	0	0	0	0
Former Treasurer	2013	0	0	0	0	0	0	0	0

Sean Campbell (2)	2014	46,154	0	0	423,090	0	0	0	469,244
CEO

Ricky G. Bennett (3)	2014	59,469	0	0	203,941	0	0	0	263,410
VP of Operations

Ted Daniels (4)	2014	23,077	0	0	0	0	0	12,520	35,597
VP of Sales

Dan Sullivan (5)	2014	45,231	0	0	1,749,620	0	0	37,194	1,821,485
VP of Marketing

Patrick Deparini (6)	2014	0	0	0	466,564	0	0	0	466,564
CFO

(1)	Mr. and Mrs. Uddman resigned as our officers and directors on February 19, 2014.
(2)	Mr. Campbell was appointed as CEO on March 1, 2014. Mr. Campbell was granted 4,806,900 stock options, vesting over three annual installments and exercisable at $0.14 per share.
(3)	Mr. Bennett was appointed as an officer on March 24, 2014. Mr. Bennett was granted 300,000 stock options, vesting over three annual installments and exercisable at $0.71 per share.
(4)	Mr. Daniels was appointed as VP of Sales on March 14, 2014 and was terminated on December 12, 2014.
(5)
Mr. Sullivan was appointed as VP of Marketing on March 14, 2014 and was terminated in February 2015.  Mr. Sullivan was granted 4,500,000 stock options, vesting over three annual installments and exercisable at $0.39 per share.

(6)	Mr. Deparini was appointed as CFO on August 4, 2014. Mr. Deparini was granted 1,200,000 stock options, vesting over three annual installments and exercisable at $0.39 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of the Company’s common stock as of December 31, 2014 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Sean Campbell, CEO	14,772,688	12.0%
Common	Ricky G. Bennett, VP of Operations and Compliance	668,000	0.5%
Common	Patrick Deparini, CFO	42,000	0.0%

	All Directors and Officers as a group (3 persons)	15,482,688	12.5%

Common	NSG Group, Inc.	6,280,390	5.1%
Common	Dan Sullivan, Former VP of Marketing (1)	26,754,755	21.7%

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(1)  Includes 4,000,000 shares of the Company’s common stock held by Arapahoe Foundation, 10,904,455 shares held by Emerald Enterprises and 11,850,300 held in the name of Daniel Sullivan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 31, 2014, we borrowed $98,150 from an entity materially controlled by an officer and shareholder.  The loan is due and payable on demand and bears no interest.  As of December 31, 2014, the principal balance owed on this loan is $98,150.

On October 10, 2014, we acquired all of the outstanding stock of Blue Line Capital, Inc. from Daniel Sullivan, a shareholder, for $100 in cash.  At the time of the purchase, BL Capital had no material assets or liabilities and conducted no operations.  BL Capital’s sole asset is 2,000,000 ownership units of Integrated Compliance Solutions, LLC, a Nevada limited liability company formerly known as Blue Line Financial Services, LLC.

Through December 31, 2014, an officer and shareholder loaned us an aggregate of $286,446, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  We repaid $106,325 and as of December 31, 2014, the principal balance owed on this loan is $180,121.

On November 25, 2014, we borrowed $10,000 from an entity materially controlled by a shareholder.  The loan is due and payable on demand and bears no interest.  As of December 31, 2014, the principal balance owed on this loan is $10,000.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Bulletin Board (“OTCBB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013

Audit fees	$ 20,814	$ 10,575
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 20,814	$ 10,575

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data Files (2)

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
(2)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.
(Registrant)

By: /s/ Sean Campbell
Sean Campbell, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Sean Campbell	Chief Executive Officer	April 15, 2015
Sean Campbell

/s/ Patrick Deparini	Chief Financial Officer	April 15, 2015
Patrick Deparini

/s/ Patrick Deparini	Chief Accounting Officer	April 15, 2015
Patrick Deparini