Form 10-Q
period 2015-03-31
Blue Line Protection Group, Inc.
filed 2015-05-15
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52942

BLUE LINE PROTECTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Independence St., Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	123,525,282 shares
(Class)	(Outstanding as at May 15, 2015)

BLUE LINE PROTECTION GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2014, Annual Report on Form 10-K previously filed with the Commission on April 15, 2015.

Blue Line Protection Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and equivalents	$112,105	$211,922
Accounts receivable, net	22,434	62,101
Accrued receivables	92,873	54,790
Notes receivable	38,470	46,451
Prepaid expenses and deposits	2,500	2,500
Total current assets	268,382	377,764

Fixed assets:
Total fixed assets, net	179,161	189,438
Property, plant and equipment	750,000	750,000
Building improvements	348,553	348,553
Total fixed assets	1,277,714	1,287,991

Total assets	$1,546,096	$1,665,755

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$162,286	$143,019
Accrued liabilities	270,049	152,844
Notes payable	50,470	2,000
Notes payable - related parties	183,271	288,271
Current portion of long-term debt	3,735	3,735
Total current liabilities	669,811	589,869

Long-term liabilities:
Long-term debt	690,793	691,780
Total current liabilities	690,793	691,780

Total liabilities	1,360,604	1,281,649

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and
December 31, 2014, respectively	-	-
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
123,525,282 and 122,845,282 issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively	123,525	122,845
Common Stock, owed but not issued, 568,750 shares and 748,750 shares
as of March 31, 2015 and December 31, 2014, respectively	569	749
Additional paid-in capital	2,961,281	2,788,934
Accumulated (deficit)	(2,899,883)	(2,528,422)
Total stockholders' equity (deficit)	185,492	384,106

Total liabilities and stockholders' equity (deficit)	$1,546,096	$1,665,755

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenue, net	$520,231	$50,662
Cost of revenue	(368,022)	(5,315)

Gross profit	152,209	45,347

Expenses:
Advertising	273	-
Depreciation	10,277	379
Executive compensation	51,000	11,603
General and administrative expenses	162,168	14,678
Professional fees	36,594	25,278
Salaries and wages	132,317	54,679
Stock-based compensation	108,561	-
Total expenses	501,190	106,617

Operating loss	(348,981)	(61,270)

Other income:
Interest expense	(24,535)	-
Interest income	2,056	-
Total other income	(22,479)	-

Loss before provision for income taxes	(371,460)	(61,270)

Provision for income taxes	-	-

Net loss	$(371,460)	$(61,270)

Weighted average number of
common shares outstanding - basic	123,134,171	107,563,952
Weighted average number of common shares outstanding - fully diluted	130,519,515	109,219,662

Net loss per share - basic	$(0.00)	$(0.00)
Net loss per share - fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Operating activities
Net loss	$(371,460)	$(61,270)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	10,277	379
Stock-based compensation	108,561	-
Amortization of discount on note payable	12,655	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable and accrued receivables	(1,584)	(24,703)
Increase in accounts payable and accrued liabilities	136,472	3,308
Increase in long-term liabilities	(987)	-
Net cash (used) by operating activities	(102,898)	(82,286)

Investing activities
Receipt of payments from notes receivable	7,981	-
Purchase of fixed assets	-	(64,552)
Net cash (used) by investing activities	7,981	(64,552)

Financing activities
Donated capital	-	7,000
Proceeds from notes payable	50,000	150,000
Proceeds from notes payable - related parties	67,000	-
Repayment of notes payable - related parties	(172,000)	-
Common stock payable	100	-
Issuances of common stock	50,000	-
Net cash provided by financing activities	(4,900)	157,000

Net increase (decrease) in cash	(99,817)	10,162
Cash - beginning of the period	211,922	2,844
Cash - end of the period	$112,105	$13,006

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash transactions:
Shares issued for fixed assets	$-	$30,000
Number of shares issued for fixed assets	-	323,078
Stock-based compensation	$108,561	$-
Number of options issued for stock-based compensation	820,000	-
Number of stock options cancelled	(4,680,000)	-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of ($371,461) during the three months ended March 31, 2015, and had net sales of $520,231 during the such same period.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $18,864 and $0 at March 31, 2015 and 2014, respectively.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the three months ended March 31, 2015 and 2014, advertising and marketing costs were $273 and $0, respectively.

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

Note 5 - Notes receivable

On May 15, 2014, the Company loaned $50,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  During the three months ended March 31, 2015 and 2014, interest income earned was $2,056 and $0, respectively.  As of March 31, 2015, the principal balance of the loan is $38,470 and accrued interest thereupon was $596.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Fixed assets

Fixed assets consisted of the following at:

	March 31, 2015	December 31, 2014

Automotive vehicles	$173,926	$173,926
Furniture and equipment	44,204	44,204

Fixed assets, total	218,130	218,130
Less: accumulated depreciation	(38,969)	(28,692)
Fixed assets, net	$179,161	$189,438

Depreciation expenses for the three months ended March 31, 2015 and 2014 were $10,277 and $379, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through March 31, 2015, approximately $348,553 in capital improvements have been made to the property.  As of March 31, 2015, the Company has not yet placed the property into service and, accordingly, no depreciation expense has been recorded.

Note 7 - Debt and interest expense

Through March 31, 2015, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.  Beginning January 1, 2015, the Company began accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of March 31, 2015 and 2014, accrued interest payable was $29 and $0, respectively.  During the three month periods ended March 31, 2015 and 2014, interest expense was $29 and $0, respectively.  As of March 31, 2015, the principal balance owed on this loan is $2,000.

On February 6, 2015, the Company borrowed $50,000 in cash from one non-affiliated person.  The loan is due and payable on April 6, 2015 and bears interest at a rate of 10% per annum.  During the three month periods ended March 31, 2015 and 2014, interest expense was $726 and $0, respectively.  As of March 31, 2015, the principal balance owed on this loan is $50,000.  In connection with the note, the Company is obligated to issue 100,000 shares of its common stock to the holder, for which a discount of $14,286 is attributed to the note, which is being amortized of the life of the note and recorded as interest expense.  As of March 31, 2015 and 2014, $12,755 of the discount has been amortized and recorded as interest expense, leaving a balance of $1,531 in discounts related to this note.  See Note 10 - Stockholders’ Equity for additional information.

Note 8 - Notes payable - Related Party

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  The Company is accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of March 31, 2015 and 2014, accrued interest payable was $1,436 and $0, respectively.  During the three month periods ended March 31, 2015 and 2014, interest expense was $1,436 and $0, respectively.  As of March 31, 2015, the principal balance owed on this loan is $98,150.

Through March 31, 2015, a shareholder loaned the Company an aggregate of $286,446, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $231,825 and as of March 31, 2015, the principal balance owed on this loan is $54,921.   The Company is accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of March 31, 2015 and 2014, accrued interest payable was $799 and $0, respectively.  During the three month periods ended March 31, 2015 and 2014, interest expense was $799 and $0, respectively.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Notes payable - Related Party (continued)

Through March 31, 2015, the Company borrowed $30,000 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  The Company is accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of March 31, 2015 and 2014, accrued interest payable was $232 and $0, respectively.  During the three month periods ended March 31, 2015 and 2014, interest expense was $232 and $0, respectively.  As of March 31, 2015, the principal balance owed on this loan is $30,000.

Through March 31, 2015, the Company borrowed $43,500 from an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $43,000 and as of March 31, 2015, the principal balance owed on this loan is $500.

Note 9 - Long Term Notes Payable

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of March 31, 2015, the principal balance is $675,000.  During the three months ended March 31, 2015 and 2014 and a total of $8,438 and $0 in interest payments have been made.

On November 21, 2014, the Company purchased a vehicle for a purchase price of $20,827, net of discounts.  The Company financed the entire amount of $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of March 31, 2015, the total principal balance of the note is $19,528, of which $15,793 is considered a long-term liability and the current portion of $3,735 is considered a current liability.

Note 10 - Stockholders’ equity

On February 6, 2015, the Company borrowed $50,000 in cash from one non-affiliated person.  In connection with the note, the Company is obligated to issue 100,000 shares of its common stock to the holder, bearing a fair value of $14,286.  The Common Stock was considered fully-paid and non-assessable as of March 31, 2015; however, the certificates representing the shares were not issued during the period and resultantly, the Company recorded $100 in Common Stock Payable.  See Note 7 - Debt and Interest Expense for additional information.

On March 16, 2015, the Company sold 400,000 shares of its common stock for gross cash proceeds of $50,000 to a non-related entity.

As of March 31, 2015, there have been no other issuances of common stock.

Note 11 - Warrants and options

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

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 - Warrants and options (continued)

The following is a summary of the Company’s stock option activity:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2013	0	$ 0.00
Granted	4,806,900	$ 0.14
Exercised	0	$ 0.00
Vested	133,525	$ 0.14
Cancelled	0	$ 0.00
Outstanding at March 31, 2014	4,806,900	$ 0.14
Granted	6,000,000	$ 0.39
Exercised	0	$ 0.00
Vested	2,221,917	$ 0.25
Cancelled	0	$ 0.00
Outstanding at December 31, 2014	10,836,900	$ 0.29
Granted	1,750,000	$ 0.22
Exercised	0	$ 0.00
Vested	614,836	$ 0.20
Cancelled	(4,680,000)	$ 0.39
Outstanding at March 31, 2015	7,876,900	$ 0.22
Options exercisable at March 31, 2014	133,525	$ 0.00
Options exercisable at March 31, 2015	2,208,178	$ 0.20

The following tables summarize information about stock options outstanding and exercisable at March 31, 2015:

	OPTIONS OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.14 - 0.71	7,876,900	2.17	$ 0.22	2,208,178	$ 0.20
	7,876,900	2.17	$ 0.22	2,208,178	$ 0.20

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three-month periods ended March 31, 2015 and 2014 was $108,561 and $0, respectively.

Note 12 - Related party transactions

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of March 31, 2015, the principal balance owed on this loan is $98,150.

Through March 31, 2015, a shareholder loaned the Company an aggregate of $286,446, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $231,825 and as of March 31, 2015, the principal balance owed on this loan is $54,921.

Through March 31, 2015, the Company borrowed $30,000 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of March 31, 2015, the principal balance owed on this loan is $30,000.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 - Related party transactions (continued)

Through March 31, 2015, the Company borrowed $43,500 from an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $43,000 and as of March 31, 2015, the principal balance owed on this loan is $500.

Note 13 - Subsequent Events

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

Business History

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc.  We subsequently amended our Nevada Articles of Incorporation to change our name from The Engraving Masters, Inc. to Blue Line Protection Group, Inc. (“BLPG”)

On March 14, 2014, we acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 (“Blue Line Colorado”), with the sole purpose to be a wholly-owned subsidiary of the Company.  Blue Line Colorado conducts substantially all of our operations, to date, and has been our primary revenue-generating subsidiary.

On April 14, 2014, we formed a wholly-owned subsidiary, BLPG, Inc., under the laws of the State of Nevada (“BLPG NV”).  In March 2015, BLPG NV, was granted licenses to provide our suite of protection, transportation and compliance services within the State of Nevada.  BLPG NV will operate under the Private Investigator license #2034A and Private Patrolman license #2034B, both issued to BLPG NV, with Ricky G. Bennett, Blue Line’s Vice President of Operations and Compliance, listed as the qualifying agent.  Our operations and compliance consultants plan to help Nevada marijuana businesses develop transparent relationships with banks, offering the industry-leading independent, third-party compliance solution to financial institutions that need to comply with federal guidelines, including Cole Memo and FinCEN requirements.

During October 2014, we acquired Blue Line Capital Corp, a Colorado corporation originally formed on March 28, 2014 (“BL Capital”).  As a result of the acquisition, BL Capital became a wholly-owned subsidiary of BLPG.  BL Capital maintains an ownership position of 2,300,000 units in Integrated Compliance Solutions, LLC, a Nevada limited liability company (“ICS”).  ICS was formed with the purpose of providing a financial compliance solution to help banks comply with federal guidelines.

During March 2015, the Company formed a wholly-owned subsidiary, Blue Line Advisory Services, Inc. (“BLAS”), to provide a complete accounting solution for the legal marijuana industry.  BLAS will provide lawful marijuana businesses access to experienced bookkeepers and audit protection advisors.  Its financial professionals, trained in the unique reporting requirements of cannabis businesses, minimize the burden of maintaining complex financial records. During April 2015, BLAS appointed Jim Marty to its board of directors.  Mr. Marty is a preeminent cannabis industry CPA with decades of experience providing in tax preparation assistance, business valuation and financial forensics.  He serves more than 100 lawful cannabis clients across the United States and has assisted in numerous medical marijuana IRS and State of Colorado audits.  In May 2015, BLAS rounded out its management team and hired four employees to begin servicing clients.

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

Training

Over 90% of our security personnel have established military or police background.  We ensure our employees are prepared to offer clients, their staff and customers a safe and secure environment.  All members of the Company's armored transportation team and security operators are required to undertake our mandatory, rigorous 40-hour introductory compliance and training curriculum.  In addition to internal training, we also offer other businesses, houses of worship and the general public a wide variety of safety, security and personal defense courses and firearms training.

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

•

Periodic financial reporting

•

Federal and state tax preparation and audit defense

Management’s Discussion and Analysis

Prior to March 14, 2014, the date we acquired Blue Line Colorado, our results of operations were immaterial.  As such, comparison data and growth ratios presented in this management’s discussion between the three months periods ended March 31, 2015 and 2014 may not be indicative of future results.

Revenue

We provide banking compliance, asset logistics, armed and armored escorts, security training and license compliance verification.  In general, we primarily target businesses involved in the growing and dispensing of cannabis for both medical and recreational uses, in jurisdictions were such is legal.  We do not grow, test or dispense cannabis products.

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a bi-weekly basis.  These sales are recognized as revenue at the time an invoice in generated and delivered to the client.

During the three months ended March 31, 2015, we generated net revenue of $520,231 from our operations, all of which was attributable to our Blue Line Colorado subsidiary.  In the three month period ended March 31, 2014, we realized net revenue in the amount of $50,662.

Revenue has increased steadily quarter-over-quarter, which management attributes to exceptional customer service from our security and transport teams, word-of-mouth and increased brand awareness.

We are actively engaged in expanding our presence into new jurisdictions and growing our service portfolio.  Our financial compliance packages are structured to take advantage of our core competencies, while vertically integrating higher gross margin service lines.  Management expects to realize increased revenues in fiscal year 2015 to due to the following factors:

1.

Due to our recent licensure to conduct security and investigation operations in the State of Nevada, we have been drafting budgets and operational plans to establish ourselves in the Southern Nevada region.  The market has not yet opened for business, thus we are unable to predict when, if at all, we will begin to service and realize revenues in Nevada.

2.

The addition of our new accounting and bookkeeping division - Blue Line Advisory Services – will begin to contribute incrementally to revenues in the second fiscal quarter of 2015, although we are unable to estimate the extent of such contribution.

3.

We recently entered into a cooperation and cross-promotion agreement with DigiPath, Inc., which management believes will expand our industry reach.

However, there can be no assurance that we will continue to experience similar, if any, revenue growth in future periods, sustain current revenue levels or that we any of our growth and expansion efforts will come to fruition.

Costs of Sales and Gross Profit

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

During the period ended March 31, 2015, costs of sales totaled $368,022, compared to $5,315 in the comparable period ended March 31, 2014.

After accounting for costs of sales, we realized a gross profit of $152,209 during the quarter ended March 31, 2015.  For the period ended March 31, 2014, our gross profit was $45,347.  Our profit margins have fluctuated significantly from quarter-to-quarter, and it is difficult for management to forecast with any certainty.

Costs and Operating Expenses

For the three month periods ended March 31, 2015 and 2014, the primary components of our operating expenses were, as follows:

Advertising.  During the periods ended March 31, 2015 and 2014, we recognized $273 and $0 in advertising expense, respectively.  Historically, our advertising efforts have focused primarily on public- and media-relations efforts.  We are a small company and expect to continue to invest in advertising and marketing to increase brand awareness.

Depreciation.  Depreciation expense related to our furniture, equipment and armored vehicles were $10,277 and $379 during the quarters ended March 31, 2015 and 2014, respectively.  Depreciation is directly correlated to capital expenditures.  As we seek to expand our geographic reach and service portfolio, we expect capital expenditures to increase, and, accordingly, expect depreciation expense to increase.

Executive Compensation.  Executive compensation paid to or accrued on behalf of our corporate officers and directors was $51,000 and $11,603 during the three months ended March 31, 2015 and 2014, respectively.

General and Administrative.  In the course of our operations, we incur general and administrative expenses, which are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses and supplies, such as postage, supplies and printing; repairs and maintenance; bank charges; occupancy costs; and other miscellaneous expenditures not otherwise classified.  During the comparable three-month periods ended March 31, 2015 and 2014, general and administrative expenses were $162,168 and $14,678, respectively. We expect general and administrative expenses to increase in line with growth in our operations.

Professional Fees. During the quarters ended March 31, 2015 and 2014, we incurred $36,594 and $25,278 in professional fees.  The professional fees we incurred are related to the costs of being a public reporting company, as well as legal fees paid in relation to researching expansion opportunities and protecting our corporate properties.  We also expect amounts paid for legal representation and consulting expenses to increase substantially as we expand our operations into additional jurisdictions.

Salaries and Wages.  Salaries and wages expense is attributable to administrative, management and other salaried personnel not directly involved in the servicing of our clientele.  Salaries and wages paid during the three-month periods ended March 31, 2015 and 2014 was $132,317 and $54,679, respectively.  Our ability to grow is tied directly to our ability to attract, hire and retain quality employees.  We expect our staffing levels to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Stock-based Compensation.  We issue incentive stock-based compensation to employees and contractors in the form of stock options and grants. However, in the quarter ended March 31, 2015, we cancelled 4,680,000, employee stock options as a result of forfeiture due to termination or resignations of employees.  Resultantly, we recorded stock-based compensation of 108,561 in the period ended March 31, 2015.  During the comparable three-months ended March 31, 2014, we did not incur any stock-based compensation expense.

Other Income and Expenses

In the quarter ended March 31, 2015, we incurred interest expense in the amount of $24,535, related to interest charged on our Denver, Colorado building, vehicle loans and notes payable.  We did not recognize any interest expense in the comparable quarter ended March 31, 2014.

During the three months ended March 31, 2015, we realized interest income of $2,056, attributable to our lending short-term, fully-collateralized loans to existing, recurring clients.  As of March 31, 2015, the remaining aggregate principal balance of notes receivable was $38,470.  During the three months ended March 31, 2014, we did not realize any interest income.

Net Loss

Our net loss for three-months ended March 31, 2015 was $371,460, compared to a net loss of $61,270 in the comparable three-month period ended March 31, 2014. We expect to continue to incur net losses for the foreseeable future and cannot assure you when we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

The following table provides summary financial information as of and for the periods ended March 31, 2015 and 2014:

	Three months ended
	March 31, 2015	March 31, 2014
Net cash used by operations	$(102,898)	$(82,286)
Net cash provided by (used in) investing activities	7,981	(64,552)
Net cash provided by (used in) financing activities	(4,900)	157,000

Net increase (decrease) in cash	(99,817)	10,162
Cash at the beginning of the period	211,922	2,844
Cash as the end of the period	$112,105	$13,006

Operating Activities.  Net cash used in operating activities was $102,898 during the three months ended March 31, 2015, the bulk of which was primarily attributable to expenditures related to our entry into the market for protection, compliance and financial services catering to the lawful cannabis industry.  In the comparable period ended March 31, 2014, net cash used in operating activities was $82,286.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal quarter, related primarily to continuing operations, the introduction of new service offerings and expansion into new geographic markets.

Investing Activities.  During the period ended March 31, 2015, cash provided by investing activities was $7,981, related solely to the collection of principal paid on notes receivable.  In the period ended March 31, 2014, we purchased $64,552 of furniture, equipment and vehicles for use in our operations.  The expansion of our Colorado operations, as well as into additional geographic territories, is expected to require additional investment in equipment and vehicles, although the cost of such will vary materially and cannot be readily estimated by management.

Financing Activities.  To date, we have financed our operations through the issuance of stock and debt securities.  Net cash used in financing activities for the quarter ended March 31, 2015 was $4,900, related primarily to the repayment of notes payable to related parties.  In the comparable period ended March 31, 2014, financing activities provided net cash of $157,000.

Changes in Cash.  During the three months ended March 31, 2015, we experienced a net decrease in cash on hand of $99,817, leaving a balance of $112,105 of cash on hand.  In the year ago period ended March 31, 2014, we had a net increase in cash of $10,162, creating a balance of $13,006 of cash on hand.

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

We currently rent an approximately 2,000 square foot office at a rate of approximately $1,442 per month.  This lease is currently on a month-to-month basis and is cancellable at any time with prior written notice by either party.

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

Principles of consolidation.  For the periods ended March 31, 2015 and 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”).  All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Allowance for uncollectible accounts.  The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $18,864 and $0 at March 31, 2015 and 2014, respectively.

Cost of Sales.  The Company’s cost of revenue primarily consists of items purchased by the Company specifically purposed for the benefit of the Company’s client.

Stock-based compensation.  The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were ineffective for the period ended March 31, 2015, due to the following:

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2015, we sold 400,000 shares of our common stock for gross cash proceeds of $50,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchaser had fair access to and was in possession of all available material information about our company.  Additionally, the purchaser represented its intent to acquire securities for its own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that this issuance of stock qualifies for the exemption from registration contained in Rule 506, promulgated under Regulation D of the Securities Act of 1933, for sales of securities by an issuer to accredited investors, not involving a public offering.

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

BLUE LINE PROTECTION GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ Sean Campbell	Chief Executive Officer	May 15, 2015
Sean Campbell

/s/ Patrick Deparini	Chief Financial Officer	May 15, 2015
Patrick Deparini