Form 10-Q
period 2015-06-30
Blue Line Protection Group, Inc.
filed 2015-08-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	126,575,282 shares
(Class)	(Outstanding as at August 14, 2015)

BLUE LINE PROTECTION GROUP, INC.

Form 10-Q

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

Blue Line Protection Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets

Current assets:
Cash and equivalents	$22,967	$211,922
Accounts receivable, net	110,567	62,101
Accrued receivables	77,979	54,790
Notes receivable	16,434	46,451
Prepaid expenses and deposits	2,500	2,500
Total current assets	230,447	377,764

Fixed assets:
Total fixed assets, net	172,028	189,438
Property, plant and equipment	750,000	750,000
Building improvements	348,553	348,553
Total fixed assets	1,270,581	1,287,991

Total assets	$1,501,028	$1,665,755

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$131,386	$143,019
Accrued liabilities	306,337	152,844
Notes payable	77,075	2,000
Notes payable - related parties	203,697	288,271
Current portion of long-term debt	3,735	3,735
Total current liabilities	722,230	589,869

Long-term liabilities:
Long-term debt	689,799	691,780
Total current liabilities	689,799	691,780

Total liabilities	1,412,029	1,281,649

Stockholders' equity:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and
December 31, 2014, respectively	-	-
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
126,575,282 and 122,845,282 issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively	126,575	122,845
Common Stock, owed but not issued, 2,568,750 shares and 748,750
shares as of June 30, 2015 and December 31, 2014, respectively	2,569	749
Additional paid-in capital	3,510,292	2,788,934
Accumulated (deficit)	(3,550,437)	(2,528,422)
Total stockholders' equity (deficit)	88,999	384,106

Total liabilities and stockholders' equity (deficit)	$1,501,028	$1,665,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue, net	$780,150	$237,331	$1,300,381	$287,993
Cost of revenue	(419,834)	(221,085)	(787,856)	(226,400)

Gross profit	360,316	16,246	512,525	61,593

Expenses:
Advertising	41	122,812	314	122,812
Depreciation	10,518	7,961	20,795	8,340
General and administrative expenses	981,608	1,506,351	1,472,248	1,618,048
Total expenses	992,167	1,637,124	1,493,357	1,749,200

Operating loss	(631,851)	(1,620,878)	(980,832)	(1,687,607)

Other expenses:
Interest expense	(11,868)	-	(33,936)	-
Interest expense - related party	(2,734)	-	(5,201)	-
Interest income	855	1,238	2,911	1,238
Forgiveness of LT debt	(4,957)	-	(4,957)	-
Total other expenses	(18,704)	-	(41,183)	1,238

Net loss	$(650,555)	$(1,619,640)	$(1,022,015)	$(1,686,369)

Weighted average number of
common shares outstanding - basic	122,029,005	121,368,509	123,134,171	114,356,396
Weighted average number of
common shares outstanding - fully diluted	130,915,253	121,368,509	130,519,515	115,330,506

Net loss per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net loss per share - fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Operating activities
Net loss	$(1,022,015)	$(1,686,369)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	20,795	8,340
Stock-based compensation	662,622	64,005
Shares issued for services	-	938,000
Shares issued for prepaid expenses	-	81,291
Amortization of discount on note payable	14,286	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable and accrued receivables	(71,655)	(60,730)
(Increase) in deposits and prepaid expenses	-	(20,242)
Increase in accounts payable and accrued liabilities	141,861	44,709
Increase in long-term liabilities	(1,981)	-
Net cash (used) by operating activities	(256,087)	(630,996)

Investing activities
Issuance of notes receivable	-	(50,000)
Receipt of payments from notes receivable	30,017	-
Purchase of fixed assets	(3,385)	(164,605)
Tennant improvements	-	(242,432)
Net cash (used) by investing activities	26,632	(457,037)

Financing activities
Donated capital	-	7,106
Proceeds from notes payable	75,075	166,008
Repayment of notes payable	-	(25,000)
Proceeds from notes payable - related parties	87,425	-
Repayment of notes payable - related parties	(172,000)	-
Issuances of common stock for cash	50,000	1,213,462
Net cash provided by financing activities	40,500	1,361,576

Net increase (decrease) in cash	(188,955)	273,543
Cash - beginning of the period	211,922	2,844
Cash - end of the period	$22,967	$276,387

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash transactions:
Shares issued for fixed assets	$-	$30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of ($1,022,015) during the six months ended June 30, 2015, and had negative working capital at June 30, 2015.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Notes receivable

On May 15, 2014, the Company loaned $50,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance.  During the six months ended June 30, 2015 and 2014, interest income earned was $2,911 and $1,238, respectively.  As of June 30, 2015, the principal balance of the loan is $16,434 and accrued interest thereupon was $227.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Fixed assets

Fixed assets consisted of the following at:

	June 30, 2015	December 31, 2014

Automotive vehicles	$173,926	$173,926
Furniture and equipment	47,589	44,204

Fixed assets, total	221,515	218,130
Less: accumulated depreciation	(49,487)	(28,692)
Fixed assets, net	$172,028	$189,438

Depreciation expenses for the six months ended June 30, 2015 and 2014 were $20,795 and $8,340, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through June 30, 2015, approximately $348,553 in capital improvements have been made to the property.  As of June 30, 2015, the Company has not yet placed the property into service and, accordingly, no depreciation expense has been recorded.

Note 6 - Debt and interest expense

Through June 30, 2015, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash.  The note bears no interest and is due upon demand.  Beginning January 1, 2015, the Company began accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of June 30, 2015 and 2014, accrued interest payable was $59 and $0, respectively.  During the three month periods ended June 30, 2015 and 2014, interest expense was $29 and $0, respectively.  As of June 30, 2015, the principal balance owed on this loan is $2,000.

On February 6, 2015, the Company borrowed $50,000 in cash from one non-affiliated person.  The loan was due and payable on April 6, 2015 and bears interest at a rate of 10% per annum.  As of June 30, 2015 and 2014, accrued interest payable was $1,973 and $0, respectively.  During the three month periods ended June 30, 2015 and 2014, interest expense was $1,247 and $0, respectively.  As of June 30, 2015, the principal balance owed on this loan is $50,000.  In connection with the note, the Company is obligated to issue 100,000 shares of its common stock to the holder, for which a discount of $14,286 is attributed to the note, which was amortized over its life and recorded as interest expense.  As of June 30, 2015 and 2014, $14,286 of the discount has been amortized and recorded as interest expense, leaving a balance of $0 in discounts related to this note.

On April 17, 2015, the Company borrowed $25,000 in cash from one non-affiliated person.  The loan was due and payable on May 1, 2015 and bears interest at a rate of 6% per annum.  The note is past due and is subject to default interest of an additional 5% per month.  As of June 30, 2015 and 2014, accrued interest payable was $510 and $0, respectively.  During the three month periods ended June 30, 2015 and 2014, interest expense was $510 and $0, respectively.  As of June 30, 2015, the principal balance owed on this loan is $25,000.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Notes payable - Related Party

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  The Company is accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of June 30, 2015 and 2014, accrued interest payable was $2,904 and $0, respectively.  During the three month periods ended June 30, 2015 and 2014, interest expense was $1,468 and $0, respectively.  As of June 30, 2015, the principal balance owed on this loan is $98,150.

On March 5, 2015, the Company borrowed $30,000 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  The Company is accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of June 30, 2015 and 2014, accrued interest payable was $681 and $0, respectively.  During the three month periods ended June 30, 2015 and 2014, interest expense was $449 and $0, respectively.  As of June 30, 2015, the principal balance owed on this loan is $30,000.

Through March 31, 2015, a shareholder and former employee loaned the Company an aggregate of $286,446, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $231,825 and through June 30, 2015, the principal balance owed on this loan is $54,621.   The Company is accruing implied interest on the unpaid principal balance at a rate of 6% per annum.  As of June 30, 2015 and 2014, accrued interest payable was $1,616 and $0, respectively.  During the three month periods ended June 30, 2015 and 2014, interest expense was $817 and $0, respectively.

On June 25, 2015, the Company borrowed $20,000 from a former officer, director and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of June 30, 2015, the principal balance owed on this loan is $20,000.

Through June 30, 2015, the Company borrowed $44,000 from an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  The Company has repaid $43,000 and as of June 30, 2015, the principal balance owed on this loan is $1,000.

Note 8 - Long Term Notes Payable

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of June 30, 2015, the principal balance is $675,000.  During the three months ended June 30, 2015 and 2014 and a total of $8,438 and $0 in interest payments have been made.

On November 21, 2014, the Company purchased a vehicle for a purchase price of $20,827, net of discounts.  The Company financed the entire amount of $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of June 30, 2015, the total principal balance of the note is $18,534, of which $14,799 is considered a long-term liability and the current portion of $3,735 is considered a current liability.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stockholders’ equity and share-based compensation

The Company was originally authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  As of June 30, 2015, the Company had 126,575,282 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

On March 16, 2015, the Company sold 400,000 shares of its common stock for gross cash proceeds of $50,000 to a non-related entity.

Restricted Stock Units

The Company measures all employee share-based payment awards using a fair-value method.  The Company has a policy of issuing new shares to satisfy stock option exercises and issuance of stock awards.  A summary of the Company’s Restricted Stock Unit (RSU) activity and related information for 2015 and 2014, is as follows:

	Number Of RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2014	0	$ 0.00
Granted	5,050,000	$ 0.16
Exercised	0	$ 0.00
Vested	3,352,777	$ 0.16
Cancelled	0	$ 0.00
Balance at June 30, 2015	5,050,000	$ 0.16

On April 24, 2015, the Company issued 1,000,000 shares of its common stock as Restricted Stock Units to a director of a subsidiary company as compensation. The fair market value of the common stock on the date of issuance was $0.17 per share.  The first portion of 25%, or 250,000 shares, vested immediately upon issuance.  The remaining 750,000 shares vest in equal performance-based installments.  The Company recognized compensation expense related to this issuance of $42,500 during the three-month period ended June 30, 2015.

On May 1, 2015, the Company issued an aggregate of 1,550,000 shares of its common stock as Restricted Stock Units to employees as incentive compensation.  The fair market value of the common stock on the date of issuance was $0.16 per share.  The RSUs vest in three equal annual installments, with the first portion of 602,777 shares immediately vested, upon which the Company recognized compensation expense in the amount of $13,778 during the three-month period ended June 30, 2015.

On May 1, 2015, the Company issued 500,000 shares of its common stock as Restricted Stock Units to an employee as incentive compensation.  The fair market value of the common stock on the date of issuance was $0.16 per share. The shares were vested immediately upon issuance and recognized compensation expense in the amount of $80,000 during the three-month period ended June 30, 2015.

On May 1, 2015, the Company issued 2,000,000 shares of its common stock as Restricted Stock Units to an employee as incentive compensation for performance.  The fair market value of the common stock on the date of issuance was $0.16 per share.  As of June 30, 2015, the shares were not issued and are considered to be a common stock payable in the amount of $320,000.  The Company recognized compensation expense in the amount of $320,000 during the three-month period ended June 30, 2015.

Total stock-based compensation expense in connection with restricted stock units granted to employees recognized in the consolidated statement of operations for the six-month periods ended June 30, 2015 and 2014 was $456,278 and $0, respectively.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stockholders’ equity and share-based compensation (continued)

Warrants and Options

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model, which requires the input of certain highly subjective assumptions including expected term, risk free interest rate, stock price volatility and dividend yield.  The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.  Volatility is an estimate based on the calculated historical volatility of similar entities in industry, in size and in financial leverage, whose share prices are publicly available.  Expected term represents the estimated time from the date of the grant until the date of exercise and is based on the simplified method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 107, which calculates the expected term as the midpoint between the vesting date and the end of the contractual term of the option.  The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

The underlying assumptions used in our Black-Scholes pricing model for these options include:

Expected dividend yield	0%
Expected volatility range	234-358%
Expected term (in years)	3 years
Risk-free interest rate	0.91%

As of December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

The following is a summary of the Company’s stock option activity:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2014	11,736,900	$ 0.29
Granted	1,230,000	$ 0.19
Exercised	0	$ 0.00
Vested	2,861,807	$ 0.21
Cancelled/Forfeited	(5,120,000)	$ 0.37
Outstanding at June 30, 2015	7,846,900	$ 0.21
Options exercisable at June 30, 2015	2,861,807	$ 0.21

The following tables summarize information about stock options outstanding and exercisable at June 30, 2015:

	OPTIONS OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.05 - 0.71	7,876,900	1.93	$ 0.21	2,861,807	$ 0.21
	7,876,900	1.93	$ 0.21	2,861,807	$ 0.21

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Stockholders’ equity and share-based compensation (continued)

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the six-month periods ended June 30, 2015 and 2014 was $206,344 and $64,005, respectively.

We have employment agreements, whereby certain employees will receive incentive stock options to purchase the common stock of the Company if performance milestones are achieved.  Such option compensation will be earned for any fiscal year only if employee remains employed on the last day of such year.  The maximum aggregate amount of options that may be issued is 550,000 per fiscal year.  The exercise price of any options issued to any employee shall be equal to the closing trading price of the Company’s stock on the last business day of the recently completed fiscal year in which the options were earned.  All options granted shall (i) have a three-year term from the date of issuance and (ii) vest immediately upon issuance.

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

Banking Compliance

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

•

Periodic financial reporting

•

Federal and state tax preparation and audit defense

Management’s Discussion and Analysis

Revenue

Our revenues are derived substantially from our armed and armored security services.  In addition, we also provide banking compliance, asset logistics, security training, license compliance verification and accounting and bookkeeping services.  In general, we primarily target businesses involved in the growing and dispensing of cannabis for both medical and recreational uses, in jurisdictions where such is legal.  We do not grow, test or dispense cannabis products.

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a bi-weekly basis.  These sales are recognized as revenue at the time an invoice in generated and delivered to the client.

During the three months ended June 30, 2015, we generated net revenue of $780,150.  In the three month period ended June 30, 2014, we realized net revenue in the amount of $237,331.  The approximately $542,819, or 229%, increase in revenues year-over-year is primarily attributable to greater market penetration experienced during the most recent quarter ended June 30, 2015.

In the six month period ended June 30, 2015, net revenue was $1,300,381, compared to $287,993 of net revenue generated during the six months ended June 30, 2014.

Revenue has increased steadily quarter-over-quarter, which management attributes to exceptional customer service from our security and transport teams, word-of-mouth and increased brand awareness.  We are actively engaged in expanding our presence into new jurisdictions and growing our service portfolio.  Our financial compliance packages are structured to take advantage of our core competencies, while vertically integrating higher gross margin service lines.  Management expects to continue to realize increased revenues for the remainder of fiscal year 2015 to due to the following factors:

1.

In March 2015, BLPG, Inc. was granted licenses to conduct security and investigation operations in the State of Nevada. The market has not yet opened for business, thus we are unable to predict when, if at all, we will begin to service and realize revenues in Nevada.  Management has prepared budgets in preparation for entry into the State and is hopeful to establish a presence by the end of 2015.

2.

Our accounting and bookkeeping division - Blue Line Advisory Services - has begun to contribute incrementally to revenues in most recent quarter ended June 30, 2015.  Nearly all of BLAS revenues were generated from clients in the State of Colorado.  During the three months ended June 30, 2015, we established a base of operations in Nevada and have begun to connect with medical marijuana participants in the region.  We expect BLAS’s contribution to revenues to be more significant during Q3 and Q4 of 2015, especially when Nevada’s nascent medical marijuana industry begins to operate.

Levels of competition, changes in the regulatory and banking environment and our ability to generate new sales leads impact our revenues.  There can be no assurance that we will continue to experience similar, if any, revenue growth in future periods, sustain current revenue levels or that we any of our growth and expansion efforts will come to fruition.

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

Gross margin for the three- and six-months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue, net	$ 780,150	$ 237,331	$ 1,300,381	$ 287,993
Cost of revenue	(419,834)	(221,085)	(787,856)	(226,400)

Gross margin	$ 360,316	$ 16,246	$ 512,525	$ 61,593

Gross margin as a percentage of net revenue	46.2%	6.8%	39.4%	21.4%

The increase in gross margins during the comparable periods is primarily attributable primarily to a greater employee utilization rate.  Our profit margins have historically fluctuated significantly from quarter-to-quarter, and it is difficult for management to forecast with any certainty.  However, we believe gross margins will trend downward during the third and fourth quarters of 2015 due to a variety of factors, including continued increased competition for clients and qualified employees, as well as potential increases in the cost of fuel.

Costs and Operating Expenses

For the three- and six-month periods ended June 30, 2015 and 2014, the primary components of our operating expenses were, as follows (all figures in dollars, except for percentage change):

	Three months ended			Six months ended
	June 30,		Change	June 30,
	2015	2014	(%)	2015	2014	Change

Operating expenses:
Advertising	$ 41	$ 122,812	(100.0)	$ 314	$ 122,812	(99.7)
Depreciation	10,518	7,961	32.1	20,795	8,340	143.3
General and administrative:
Executive compensation	69,855	39,553	76.6	120,855	39,403	206.7
General and administrative	147,729	217,657	(32.1)	309,897	237,794	30.3
Professional fees	12,182	1,010,360	(98.8)	48,776	1,035,638	(95.3)
Salaries and wages	197,781	186,529	6.0	330,098	241,208	36.9
Stock-based compensation	554,061	52,252	960.4	662,622	64,005	935.3
Total operating expenses	992,167	1,637,124	(39.4)	1,493,357	1,749,200	(14.6)

Other expenses:
Interest expense	(14,602)	-	NMF	(39,137)	-	NMF
Interest income	855	1,238	(30.9)	2,911	1,238	135.1
Forgiveness of debt	(4,957)	-	NMF	(4,957)	-	NMF
Total other expenses	$ (18,704)	$ 1,238	(1,610.9)	$ (41,183)	$ 1,238	(3,426.6)

Advertising.  We significantly reduced our marketing and advertising spend beginning in the third quarter of 2014, and have instead focused primarily on media relationships.  Going forward, management believes advertising expenditures may increase through the remainder of fiscal year 2015; however, there are no specific plans so we cannot predict the extent to which advertising expenses could increase.

Depreciation.  Depreciation expense is directly correlated to capital expenditures, more specifically to our furniture, equipment and armored vehicles.  As we seek to expand our geographic reach and service portfolio, we expect capital expenditures to increase, and, accordingly, expect depreciation expense to increase.

Executive Compensation.  Executive compensation consists of salaries paid to or accrued on behalf of our corporate officers and directors.  The addition of executive management during the third quarter of 2014 contributed to the marked increase in the three- and six-month periods ended June 30, 2015 from the comparable periods ended June 30, 2014.

General and Administrative.  In the course of our operations, we incur general and administrative expenses, which are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses and supplies, such as postage, supplies and printing; repairs and maintenance; bank charges; occupancy costs; and other miscellaneous expenditures not otherwise classified.  Decreases in the second quarter of 2015 compared to the same period in 2014 were primarily attributable to decreases in office expenses and travel related expenditures.  General and administrative expenses were higher during the six months ended June 30, 2015 compared to the same period ended June 30, 2014 due mainly to increases insurance and taxes offsetting other declines.

Professional Fees.  We incur costs related to maintaining our status as a public reporting company, as well as legal fees paid in relation to researching expansion opportunities and protecting our corporate properties.  Declines in professional fees during the three and six months periods ended June 30, 2015 and 2014 are primarily attributable to the cessation of short-term consulting agreements entered into during the second quarter of 2014.  While we expect amounts paid for legal representation and consulting expenses to increase as we expand our operations into additional jurisdiction, we do not foresee expenditures similar to those incurred in 2014.

Salaries and Wages.  Salaries and wages expense is attributable to administrative, management and other salaried personnel not directly involved in the servicing of our clientele.  Our ability to grow is tied directly to our ability to attract, hire and retain quality employees.  We expect our staffing levels to fluctuate slightly from month-to-month.

Stock-based Compensation.  From time to time, we issue incentive stock-based compensation to employees and contractors in the form of stock options and grants.  The significant increases in the three- and six-month periods reported hereby are attributable to the amortization of options and grants issued to our employees and executives.

Other Income and Expenses

In the quarter ended June 30, 2015, we incur interest expense related to interest charged on our Denver, Colorado building and vehicle loans, as well as implied interest on notes payable.  We anticipate continuing to incur interest expense related to capital equipment financing for the foreseeable future.

We continue to realize interest income attributable to our lending short-term, fully-collateralized loans to existing, recurring clients.  We have one remaining note receivable, which is scheduled to be fully-repaid during the third quarter of 2015.

Net Loss

For the three- and six-month periods ended June 30, 2015 and 2014, our net losses were, as follows (all figures in dollars, except for percentage change):

	Three months ended			Six months ended
	June 30,		Change	June 30,		Change
	2015	2014	(%)	2015	2014	(%)

Net loss	$(650,555)	$(1,619,640)	(59.8)	$(1,022,015)	$(1,686,369)	(39.4)

We expect to continue to incur net losses for at least the next two quarters of 2015 and cannot assure you when we will be able to mitigate our losses or begin to achieve profitability.  Our management believes that expansion of our operations are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Net cash used by operations	$(258,187)	$(630,996)
Net cash provided by (used in) investing activities	26,632	(457,037)
Net cash provided by financing activities	42,600	1,361,576

Net increase (decrease) in cash	(188,955)	273,543
Cash at the beginning of the period	211,922	2,844
Cash as the end of the period	$22,967	$276,387

Operating Activities.  The material decrease in net cash used in operating activities during the six-months ended June 30, 2015 compared to the same period in 2014 was primarily attributable to significant cost cutting and cash management efforts.  Management’s goal is to be cash flow neutral from operations by the end of fiscal 2015, of which there can be no guarantee.

Investing Activities.  Cash provided by investing activities in the six month period ended June 30, 2015 is related primarily to the collection of principal on outstanding notes receivable.  In the comparable period ended June 30, 2014, we used cash for capital expenditures, including furniture, equipment and vehicles.  The expansion of our Colorado operations, as well as into additional geographic territories, is expected to require additional capital investment, although the cost of such will vary materially and cannot be readily estimated by management.

Financing Activities.  To date, we have financed our operations through the issuance of stock and debt securities.  The majority of funds was raised in the six months ended June 30, 2014.  We expect to require, and are in the process of seeking, a capital injection to continue to shore up our balance sheet and pursue our expansion plans.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We do not have any firm commitments from any person to provide us with any additional capital.

We have historically been dependent upon our ability, and will continue to attempt, to secure additional equity and/or debt financing.  There are no assurances that we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern.

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

We began to provide on-site compliance services to ensure that legal marijuana businesses are operating according to local, state and federal guidelines.  Blue Line investigative personnel, using our proprietary systems, produce compliance assessment reports to banks, based on on-site audits and investigations of the businesses, their operation procedures, and customer and product sales tracking methods. Our management expects these compliance services will provide us with a new revenue stream and, in combination with our traditional security and transport services, offer significant value to our clients and partners.

In March 2015, BLPG NV, was granted licenses to provide our suite of protection, transportation and compliance services within the State of Nevada.  Our operations and compliance consultants plan to help Nevada marijuana businesses develop transparent relationships with banks, offering the industry-leading independent, third-party compliance solution to financial institutions that need to comply with federal guidelines, including Cole Memo and FinCEN requirements.  We are working toward establishing operations in Nevada and are hopeful to establish a presence by the end of 2015.  We are unable to predict when, if at all, we will begin to service and realize revenues from security, transport and compliance services in Nevada.

Also in 2015, we formed Blue Line Advisory Services, a wholly-owned subsidiary, with the goal of providing accounting and bookkeeping services to the legal marijuana industry via our network of employees and independent professionals.  We have established BLAS offices in Colorado and Nevada.  Although BLAS was incrementally accretive to earnings in the second quarter of 2015, BLAS expects to increase its marketing expenditures and hire additional professional staff, which may reduce its net margin in the next two quarters of operations.

There are no other known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  There can be no assurance that our continuing efforts will lead to profitability.  We may not adequately encapsulate unforeseen economic or industry specific factors that may be beyond our control.  These external forces may restrict growth and advertising spending by our clients, which could, in turn, adversely affect our operations.

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

Principles of consolidation.  For the periods ended June 30, 2015 and 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”).  All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Revenue recognition.  As all of our Revenue is generated from service offerings, Revenue recognition is the same for each of our revenue streams. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is probable.

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

Cost of Sales.  The Company’s cost of revenue primarily consists of direct labor and other direct contract expenses and other costs attributable to serving the Company’s client base.  Direct labor consists of salary and wages. Other direct contract expenses include costs directly attributable to client engagements, such as costs of hardware and supplies and costs of subcontractors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were ineffective for the period ended June 30, 2015, due to the following:

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

BLUE LINE PROTECTION GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ Daniel Allen	Chief Executive Officer	August 14, 2015
Daniel Allen

/s/ Patrick Deparini	Chief Financial Officer	August 14, 2015
Patrick Deparini