Form 10-Q
period 2015-09-30
Blue Line Protection Group, Inc.
filed 2015-11-16
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52942

BLUE LINE PROTECTION GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5543728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1350 Independence St., Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

(800) 844-5576
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	126,575,282 shares
(Class)	(Outstanding as at November 16, 2015)

BLUE LINE PROTECTION GROUP, INC.

Form 10-Q

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

Blue Line Protection Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)	(Audited)

Current assets:
Cash and equivalents	$68,636	$211,922
Accounts and other receivables	201,135	116,891
Notes receivable	—	46,451
Prepaid expenses and deposits	2,500	2,500
Total current assets	272,271	377,764

Fixed assets:
Machinery and equipment, net	164,251	189,438
Property, plant and equipment	750,000	750,000
Building improvements	373,868	348,553
Total fixed assets	1,288,119	1,287,991

Total assets	$1,560,390	$1,665,755

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$414,530	$295,863
Notes payable	75,000	2,000
Notes payable - related parties, net of discount	183,347	288,271
Convertible notes payable - related parties, net of discount	149,449	—
Current portion of long-term debt	678,735	3,735
Total current liabilities	1,501,061	589,869

Long-term liabilities:
Long-term debt	14,166	691,780
Total current liabilities	14,166	691,780

Total liabilities	1,515,227	1,281,649

Stockholders' equity:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 124,291,958 and 122,845,282 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	124,291	122,845
Common Stock, owed but not issued, 2,568,750 shares and 748,750 shares as of September 30, 2015 and December 31, 2014, respectively	2,569	749
Additional paid-in capital	3,719,554	2,788,934
Accumulated (deficit)	(3,801,251)	(2,528,422)
Total stockholders' equity	45,163	384,106

Total liabilities and stockholders' equity	$1,560,390	$1,665,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue, net	$773,484	$268,763	$2,073,865	$556,756
Cost of revenue	(564,440)	(261,713)	(1,352,296)	(488,113)

Gross profit	209,044	7,050	721,569	68,643

Expenses:
Advertising	3,000	57,073	3,314	179,885
Depreciation	10,558	9,145	31,353	17,485
General and administrative expenses	451,152	695,230	1,923,400	2,307,819
Total expenses	464,710	761,448	1,958,067	2,505,189

Operating loss	(255,666)	(754,398)	(1,236,498)	(2,436,546)

Other expenses:
Interest expense	(1,467)	—	(21,761)	—
Interest expense - related party	(13,057)	—	(18,258)	—
Interest income	195	2,382	3,106	3,620
Forgiveness of debt expense	5,539	—	582	—
Total other expenses	(8,790)	2,382	(36,331)	3,620

Net loss	$(264,456)	$(752,016)	$(1,272,829)	$(2,432,926)

Net loss per share – basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net loss per share - fully-diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding - basic	126,575,282	122,029,005	125,204,110	116,942,037
Weighted average number of
common shares outstanding - fully diluted	131,299,521	130,915,253	131,833,740	122,184,808

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Line Protection Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
Operating activities
Net loss	$(1,272,829)	$(2,432,926)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	29,833	17,485
Stock-based compensation expense	750,802	239,379
Shares issued for services	—	938,000
Shares issued for prepaid expenses	—	120,000
Amortization of discount on note payable	32,535	—
Forgiveness of notes payable	(2,000)	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(84,244)	(24,771)
Decrease (Increase) in deposits and prepaid expenses	—	(2,500)
(Decrease) Increase in accounts payable and accrued liabilities	118,668	156,500
(Decrease) Increase in long-term liabilities	(2,614)	675,000
Net cash (used) by operating activities	(429,849)	(313,833)

Cash flows from investing activities
Issuance of notes receivable	—	(50,000)
Receipt of payments from notes receivable	46,451	—
Purchase of fixed assets	(29,963)	(1,292,497)
Net cash provided by investing activities	16,488	(1,342,497)

Financing activities
Donated capital	—	7,106
Repayment of notes payable	—	(25,000)
Proceeds from notes payable	75,075	166,008
Repayment of notes payable - related party	(192,425)	(25,000)
Proceeds from notes payable - related party	587,425	293,138
Proceeds from convertible notes payable - related party	250,000	—
Issuances of common stock for cash	50,000	1,313,462
Net cash provided by financing activities	270,075	1,729,714

Net increase (decrease) in cash	(143,286)	73,384
Cash - beginning	211,922	2,844
Cash - ending	$68,636	$76,228

Non-cash transactions:
Shares issued for fixed assets	$—	$30,000
Discount attributed to beneficial conversion feature, net	$100,551	$—
Forgiveness of accrued salary based on settlement	$123,994	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation for the period

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,272,829 during the nine months ended September 30, 2015, and had negative working capital at September 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes receivable

On May 15, 2014, the Company loaned $50,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance. During the nine months ended September 30, 2015 and 2014, interest income earned was $3,106 and $3,620, respectively. As of September 30, 2015, the loan and interest accrued thereupon was repaid in full and the principal balance of the loan is $0.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Fixed assets

Fixed assets consisted of the following at:

	September 30, 2015	December 31, 2014

Automotive vehicles	$173,926	$173,926
Furniture and equipment	48,850	44,204

Fixed assets, total	222,776	218,130
Less: accumulated depreciation	(58,525)	(28,692)
Fixed assets, net	$164,251	$189,438

Depreciation expenses for the nine months ended September 30, 2015 and 2014 were $31,353 and $17,485, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note. The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016. Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014. Through September 30, 2015, the Company has capitalized interest related to the note in the amount of $25,316. Through September 30, 2015, approximately $373,868 in capital improvements and capitalized interest have been recorded in relation to the property. As of September 30, 2015, the Company has not yet placed the property into service and, accordingly, no depreciation expense has been recorded.

Note 6 – Debt and interest expense

Notes Payable – Non-Related Parties

Through September 30, 2015, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash. The note bears no interest and is due upon demand. During the quarter ended September 30, 2015, the lender forgave the note and no longer expects to be repaid. As of September 30, 2015, the principal balance owed on this loan is $0.

On February 6, 2015, the Company borrowed $50,000 in cash from one non-affiliated person. The loan was due and payable on April 6, 2015 and bears interest at a rate of 10% per annum. As of September 30, 2015 and 2014, accrued interest payable was $3,233 and $0, respectively. During the three-month periods ended September 30, 2015 and 2014, interest expense was $1,260 and $0, respectively. As of September 30, 2015, the principal balance owed on this loan is $50,000. In connection with the note, the Company is obligated to issue 100,000 shares of its common stock to the holder, for which a discount of $14,286 is attributed to the note, which was amortized over its life and recorded as interest expense. As of September 30, 2015 and 2014, $14,286 of the discount has been amortized and recorded as interest expense, leaving a balance of $0 in discounts related to this note.

On April 17, 2015, the Company borrowed $25,000 in cash from one non-affiliated person. The loan was due and payable on May 1, 2015 and bears interest at a rate of 6% per annum. The note is past due and is subject to default interest of an additional 5% per month. As of September 30, 2015 and 2014, accrued interest payable was $1,203 and $0, respectively. During the three month periods ended September 30, 2015 and 2014, interest expense was $693 and $0, respectively. As of September 30, 2015, the principal balance owed on this loan is $25,000.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Debt and interest expense (continued)

Long Term Notes Payable

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note. The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016. Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014. Through September 30, 2015, the Company has capitalized interest related to the note in the amount of $25,316. During the three months ended September 30, 2015 and 2014 and a total of $8,441 and $5,626 in interest payments have been made. As of December 31, 2014, the Company considered the note as a long-term note payable in the amount of $675,000. However, as of September 30, 2015, the entire $675,000 principal balance of the note is due within 12 months and has therefore been reclassified as a current liability

On November 21, 2014, the Company purchased a vehicle for a purchase price of $20,827, net of discounts. The Company financed the entire amount of $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019. As of September 30, 2015, the total principal balance of the note is $17,902, of which $14,166 is considered a long-term liability and the current portion of $3,735 is considered a current liability.

Note 7 – Notes payable – Related Party

Related Party Notes Payable

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of September 30, 2015, the principal balance owed on this loan is $98,150.

On March 5, 2015, the Company borrowed $30,000 from an entity materially controlled by a shareholder of the Company. The loan is due and payable on demand and bears no interest. As of September 30, 2015, the principal balance owed on this loan is $30,000.

Through March 31, 2015, a shareholder and former employee loaned the Company an aggregate of $286,446, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company has repaid $231,825 and through September 30, 2015, the principal balance owed on this loan is $54,621.

On June 25, 2015, the Company borrowed $20,000 from a former officer, director and shareholder of the Company. The loan is due and payable on demand and bears no interest. The Company has repaid $20,000 toward this loan and as of September 30, 2015, the principal balance owed on this loan is $0.

Through September 30, 2015, the Company borrowed $44,000 from an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. The Company has repaid $43,425 and as of September 30, 2015, the principal balance owed on this loan is $575.

Convertible Notes payable to Related Party

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Through September 30, 2015, the Company borrowed a total of $250,000. As of September 30, 2015, the principal balance owed on this Convertible Note is $250,000. As of September 30, 2015 and 2014, accrued interest payable was $2,041 and $0, respectively. During the three-month periods ended September 30, 2015 and 2014, interest expense was $2,041 and $0, respectively.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes payable – Related Party (continued)

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $118,800 was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of September 30, 2015, a total of $18,249 has been amortized and recorded as interest expense, leaving a balance of $100,551 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $149,449 and $0 as of September 30, 2015 and 2014, respectively.

Note 8 - Stockholders’ equity and share-based compensation

The Company was originally authorized to issue 100,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock. As of September 30, 2015, the Company had 124,291,958 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

Restricted Stock Units

The Company measures all employee share-based payment awards using a fair-value method. The Company has a policy of issuing new shares to satisfy stock option exercises and issuance of stock awards. A summary of the Company’s Restricted Stock Unit (RSU) activity and related information for 2015 and 2014, is as follows:

	Number Of RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2014	0	$ 0.00
Granted	5,050,000	$ 0.16
Vested	2,000,000	$ 0.16
Cancelled	(3,050,000)	$ 0.00
Balance at September 30, 2015	2,000,000	$ 0.16

On April 24, 2015, the Company issued 1,000,000 shares of its common stock as Restricted Stock Units to a director of a subsidiary company as compensation. On September 30, 2015, the Company entered into a Settlement Agreement with this subsidiary director, whereby, subject to the terms and conditions of the settlement, the parties mutually rescinded all prior existing agreements between them, as well as all compensatory arrangements set forth therein and the director returned 750,000 shares to the Company for cancellation. During the nine months ended September 30, 2015, the Company recorded $42,500 of share-based compensation expense related to the shares vested under the original director agreement.

On May 1, 2015, the Company issued an aggregate of 2,050,000 shares of its common stock as Restricted Stock Units to employees as incentive compensation. On September 30, 2015, the Company entered into Settlement Agreements with certain of these employees, whereby, subject to the terms and conditions of the settlements, the parties mutually rescinded all prior existing agreements between them, as well as all compensatory arrangements set forth therein and returned 1,533,324 shares to the Company for cancellation. During the nine months ended September 30, 2015, the Company recorded $13,778 of share-based compensation expense related to the shares vested under the original employment agreements.

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Stockholders’ equity and share-based compensation (continued)

On May 1, 2015, the Company issued Restricted Stock Units to an employee pursuant to the satisfaction of performance conditions of his employment agreement. The employee is eligible to earn up to an aggregate of 6,000,000 restricted stock units in accordance with the following schedule: (a) 2,000,000 shares upon the Company realizing consolidated revenue of $1,000,000 and (b) an additional 2,000,000 shares for each additional $1,000,000 of consolidated revenue up to a maximum of an additional 4,000,000 shares. As of May 1, 2015, the Company issued 2,000,000 shares of its common stock to this employee. The fair market value of the common stock on the date of issuance was $0.16 per share. As of September 30, 2015, the shares were not issued and are considered to be a common stock payable in the amount of $2,000. The Company recognized compensation expense in the amount of $320,000 during the nine-month period ended September 30, 2015.

Total stock-based compensation expense in connection with restricted stock units granted to employees recognized in the consolidated statement of operations for the nine-month periods ended September 30, 2015 and 2014 was $320,000 and $0, respectively.

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

The underlying assumptions used in our Black-Scholes pricing model for these options include:

Expected dividend yield	0%
Expected volatility range	234% - 366%
Expected term (in years)	3	years
Risk-free interest rate	0.91%

As of December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

The following is a summary of the Company’s stock option activity:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2014	11,736,900	$ 0.29
Granted	1,230,000	$ 0.19
Exercised	0	$ 0.00
Vested	1,409,602	$ 0.41
Cancelled/Forfeited	(10,246,900)	$ 0.26
Outstanding at September 30, 2015	2,720,000	$ 0.34
Options exercisable at September 30, 2015	1,409,602	$ 0.41

Blue Line Protection Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Stockholders’ equity and share-based compensation (continued)

The following tables summarize information about stock options outstanding and exercisable at September 30, 2015:

	OPTIONS OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.05 - 0.71	2,720,000	2.06	$ 0.34	1,409,602	$ 0.41
	2,720,000	2.06	$ 0.34	1,409,602	$ 0.41

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the nine-month periods ended September 30, 2015 and 2014 was $250,528 and $239,379, respectively.

Note 9 – Agreements

On July 7, 2015, the Company entered into a Separation Agreement and Release in connection with the resignation of a former officer and director. As part of the Separation, the former officer released the Company from all amounts owed to him, including actual or future accrued salary and expenses. Resultantly, the Company recorded additional paid-in capital on the settlement in the amount of $123,994, during the three months ended September 30, 2015.

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

We have created a means for the banks to validate compliance with the Federal Mandate. Currently only a security company could match the compliance requirements as only we can vertically integrate the source of funds through the Federally required 12 steps, summarized as from grow, to sale, (to those of approved age or license), to purchaser, to funds received, to where the funds were held, to vault, to third party validation, to tax, to profits, to access to the banking system etc. We are uniquely positioned, through a number of partnership and cooperation agreements, to provide banking solutions to our clients.

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

During the three months ended September 30, 2015, we generated net revenue of $773,484. In the three month period ended September 30, 2014, we realized net revenue in the amount of $268,763. The approximately $504,721, or 188%, increase in revenues year-over-year is primarily attributable to greater market penetration experienced during the most recent quarter ended September 30, 2015.

In the nine month period ended September 30, 2015, net revenue was $2,073,865, compared to $556,756 of net revenue generated during the nine months ended September 30, 2014.

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

Gross margin for the three- and nine-months ended September 30, 2015 and 2014 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue, net	$773,484	$268,763	$2,073,865	$556,756
Cost of revenue	(564,440)	(261,713)	(1,352,296)	(488,113)

Gross margin	$209,044	$7,050	$721,569	$68,643

Gross margin as a percentage of net revenue	27.0%	2.6%	34.8%	12.3%

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

Costs and Operating Expenses

For the three- and nine-month periods ended September 30, 2015 and 2014, the primary components of our operating expenses were, as follows (all figures in dollars, except for percentage change):

	Three months ended			Nine months ended
	September 30,		Change	September 30,		Change
	2015	2014	(%)	2015	2014	(%)

Operating expenses:
Advertising	$3,000	$57,073	(94.7)	$3,314	$179,885	(98.2)
Depreciation	10,558	9,145	15.5	31,353	17,485	79.3
General and administrative:
Executive compensation	116,490	175,374	(33.6)	237,345	278,782	(14.9)
General and administrative	247,774	298,332	(16.9)	557,671	530,667	5.1
Professional fees	52,296	109,900	(52.4)	101,072	1,145,538	(91.2)
Salaries and wages	70,408	111,624	(36.9)	400,506	352,832	13.5
Stock-based compensation	(35,816)	—	NMF	626,806	—	NMF
Total operating expenses	464,710	761,448	(59.0)	1,958,067	2,505,189	(21.8)

Other expenses:
Interest expense	(1,467)	—	NMF	(21,761)	—	NMF
Interest expense - related party	(13,057)	—	NMF	(18,258)	—	NMF
Interest income	195	2,382	(91.8)	3,106	3,620	(14.2)
Forgiveness of debt	5,539	—	NMF	582	—	NMF
Total other expenses	$(8,790)	$2,382	(469.0)	$(36,331)	$3,620	(1,103.6)

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

Executive Compensation. Executive compensation consists of salaries paid to or accrued on behalf of our corporate officers and directors. The addition of executive management during the third quarter of 2014 contributed to the marked increase in the three- and nine-month periods ended September 30, 2015 from the comparable periods ended September 30, 2014.

General and Administrative. In the course of our operations, we incur general and administrative expenses, which are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses and supplies, such as postage, supplies and printing; repairs and maintenance; bank charges; occupancy costs; and other miscellaneous expenditures not otherwise classified. Decreases in the third quarter of 2015 compared to the same period in 2014 were primarily attributable to decreases in office expenses and travel-related expenditures. General and administrative expenses were higher during the nine months ended September 30, 2015 compared to the same period ended September 30, 2014 due mainly to increased insurance premiums and taxes paid offsetting other declines.

Professional Fees. We incur costs related to maintaining our status as a public reporting company, as well as legal fees paid in relation to researching expansion opportunities and protecting our corporate properties. Declines in professional fees during the three and nine month periods ended September 30, 2015 and 2014 are primarily attributable to the cessation of short-term consulting agreements entered into during 2014. While we expect amounts paid for legal representation and consulting expenses to increase as we expand our operations into additional jurisdiction, we do not foresee expenditures similar to those incurred in 2014.

Salaries and Wages. Salaries and wages expense is attributable to administrative, management and other salaried personnel not directly involved in the servicing of our clientele. Our ability to grow is tied directly to our ability to attract, hire and retain quality employees. Historically, our staffing levels tend to fluctuate from month-to-month and are difficult to predict with any certainty.

Stock-based Compensation. From time to time, we issue incentive stock-based compensation to employees and contractors in the form of stock options and grants. The negative amount of stock-based compensation in the three-month period ended September 30, 2015, is primarily attributable to the forfeiture of stock options related to employees whose option grants were not yet vested as of their termination dates.

Other Income and Expenses

In the quarter ended September 30, 2015, we incurred interest expense related to interest charged on our Denver, Colorado building and vehicle loans, as well as implied interest on notes payable. We anticipate continuing to incur interest expense related to capital equipment financing for the foreseeable future.

Interest income is attributable to our lending short-term, fully-collateralized loans to existing, recurring clients. During the quarter ended September 30, 2015, all notes receivable have been fully-repaid.

Net Loss

For the three- and nine-month periods ended September 30, 2015 and 2014, our net losses were, as follows (all figures in dollars, except for percentage change):

	Three months ended			Nine months ended
	September 30,		Change	September 30,		Change
	2015	2014	(%)	2015	2014	(%)

Net loss	$(264,456)	(752,016)	(64.8)	(1,272,829)	(2,432,926)	(47.7)

We expect to continue to incur net losses for at least the next two quarters of 2015 and cannot assure you when we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Net cash used by operations	$(429,849)	$(313,833)
Net cash provided by (used in) investing activities	16,488	(1,342,497)
Net cash provided by financing activities	270,075	1,729,714

Net increase (decrease) in cash	(143,286)	73,384
Cash at the beginning of the period	211,922	2,844
Cash as the end of the period	$68,636	$76,228

Operating Activities. The increase in net cash used in operating activities during the nine-months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to increases in general and administrative costs, such as insurance and property taxes, as well as continued increases in costs of sales.

Investing Activities. Cash provided by investing activities in the nine-month period ended September 30, 2015 is related primarily to the collection of principal on outstanding notes receivable. In the comparable period ended September 30, 2014, we used cash for capital expenditures, including furniture, equipment and vehicles. The expansion of our Colorado operations, as well as into additional geographic territories, is expected to require additional capital investment, although the cost of such will vary materially and cannot be readily estimated by management.

Financing Activities. To date, we have financed our operations through the issuance of stock and debt securities. The majority of funds was raised in the nine-months ended September 30, 2014. We expect to require, and are in the process of seeking, a capital injection to continue to shore up our balance sheet and pursue our expansion plans. Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects. We do not have any firm commitments from any person to provide us with any additional capital.

Management’s goal is to be cash flow neutral by the end of fiscal 2015, of which there can be no guarantee. We have historically been dependent upon our ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that we will be successful and without sufficient financing it would be unlikely for us to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management considers the following policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Principles of consolidation. For the periods ended September 30, 2015 and 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were ineffective for the period ended September 30, 2015, due to the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presenation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE LINE PROTECTION GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ Daniel Allen	Chief Executive Officer	November 16, 2015
Daniel Allen

/s/ Patrick Deparini	Chief Financial Officer	November 16, 2015
Patrick Deparini