Form 10-K/A
period 2014-12-31
Blue Line Protection Group, Inc.
filed 2016-04-22
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _______________ to _______________

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

Common Stock, $0.001 par value
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

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

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

EXPLANATORY NOTE

The Company is amending its 10-K report for the year ended December 31, 2014 to restate its financial statements.  The restatement was necessary since the Company did not correctly expense the fair value of stock options granted during the year.

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

Accounting is a critical component of every business, from simply knowing how much money a business has to analyzing financial trends.  For legal marijuana companies, tracking cash from seed to bank is essential from both operational and regulatory compliance standpoints.  Through its staff and network of independent CPA's and professionals, BLAS offers, without limitation, the following services:

●	Bank activity reconciliation
●	Daily point-of-sale system validation

●	Payables and receivables organization and resolution
●	Payroll and time sheet entry, correction and validation

Federal and state payroll withholding and unemployment tax deposits and reporting

●	Monthly sales tax deposits and quarterly sales tax returns and state franchise tax deposits
●	Reconciliation of whole-chart accounts
●	Periodic financial reporting
●	Federal and state tax preparation and audit defense

Growth Strategy

Blue Line Protection Group will use the following strategy in the implementation of its business plan:

1.	Expand into new markets to establish first-mover advantages.

2.	Market ourselves through strategic alliances and affiliations.

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

Competition

We believe the primary factors in attracting and retaining customers are expertise, service quality, and price.  Our competitive advantages include:

●	Brand name recognition;

●	Reputation;

●	Expertise in regulatory and banking compliance;

●	Operational excellence;

●	Cash processing, transportation and storage capabilities;

●	Security and logistics infrastructure;

●	Services beyond guards and transportation, where we become intimate to the businesses continuance and success through mandatory standards of compliance; and

●	Economies of scale as we increase the amount and number of items we securely transport.

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

The price of our Common Stock may be volatile, which may lead to losses by investors.

The price of our Common Stock may fluctuate significantly in response to a number of factors, including:

●	Our quarterly operating results,

●	Changes in earnings estimates by analysts and whether our earnings meet or exceed such estimate,

●	Announcements of technological innovations by us or our competitors,

●	Additions or departures of key personnel, and

●	Other events or factors that may be beyond our control.

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

Year ended December 31, 2014	High	Low

First Quarter	N/A	N/A
Second Quarter	$0.80	$0.70
Third Quarter	$0.81	$0.31
Fourth Quarter	$0.50	$0.19

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

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	Our financial condition;
●	Earnings;
●	Need for funds;
●	Capital requirements;
●	Prior claims of preferred stock to the extent issued and outstanding; and
●	Other factors, including any applicable laws.

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

Stock-based Compensation.  During the year ended December 31, 2014, we issued incentive stock-based compensation to employees and contractors in the form of stock options.   Total stock-based compensation was $1,172,675 , related solely to the expensing of stock options granted to executives and key employees during the year.

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

Net Loss

Our net loss for year ended December 31, 2014 was $3,117,941 . We expect to continue to incur net losses for the foreseeable future and cannot assure you when we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

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

Attached.

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Line Protection Group, Inc.

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc.as of December 31, 2014, and 2013, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. Blue Line Protection Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Line Protection Group, Inc. as of December 31, 2014, and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year  period ended December 31, 2014.

As discussed in Note 2 of the accompanying financial statements, the 2014 consolidated financial statements have been restated to correct an error.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 10, 2015, except for Note 2, as to which the date is April 15, 2016.

Blue Line Protection Group, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(Restated)

Assets

Current assets:
Cash and equivalents	$211,922	$2,844
Accounts receivable, net	62,101	-
Accrued receivables	54,790	-
Notes receivable	46,451	-
Prepaid expenses and deposits	2,500	-
Total current assets	377,764	2,844

Fixed assets
Total fixed assets, net	189,438	-
Property, plant and equipment	750,000	-
Building improvements	348,553	-
Total fixed assets	1,287,991	-

Total assets	$1,665,755	$2,844

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$143,019	$2,300
Accrued liabilities	152,844	-
Notes payable	2,000	2,000
Note payable – related parties	288,271	-
Current portion of long-term debt	3,735	-
Total current liabilities	589,869	4,300

Long-term liabilities
Long-term debt	691,780	-
Total long-term liabilities	691,780	-

Total liabilities	1,281,649	4,300

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,400,000,000 shares
authorized, 122,845,282 and 106,820,000 shares
issued and outstanding as of 12/31/14 and 12/31/13	122,845	106,820
Common stock, owed but not issued, 748,750 shares and
0 shares as of 12/31/14 and 12/31/13	749	-
Additional paid-in capital	3,480,934	(5,795)
Accumulated deficit	(3,220,422)	(102,481)
Total stockholders’ (deficit)	384,106	(1,456)

Total liabilities and stockholders’ (deficit)	$1,665,755	$2,844

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Consolidated Statements of Operations

	For the years ended
	December 31,
	2014	2013
	(Restated)

Revenue, net	$1,032,168	$-
Cost of revenue	(778,777)	-

Gross profit	253,391	-

Expenses:
Advertising	189,536	-
Depreciation	27,172	-
Executive compensation	104,892	-
General and administrative expenses	657,633	15,288
Professional fees	916,766	-
Salaries and wages	502,032	-
Stock-based compensation	1,172,675	-
Total expenses	3,570,706	15,288

Operating loss	(3,317,315)	(15,288)

Other income:
Interest expense	(11,308)	-
Interest income	10,683	-
Gain on sale of securities	199,999	-
Total other income	199,374	-

Loss before provision for income taxes	(3,117,941)	(15,288)

Provision for income taxes	-	-

Net loss	$(3,117,941)	$(15,288)

Weighted average number of common shares outstanding - basic	116,942,037	106,820,000

Weighted average number of common shares outstanding – fully diluted	122,184,808	106,820,000

Net loss per share - basic	$(0.03)	$(0.00)
Net loss per share – fully diluted	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Consolidated Statements of Stockholders’ (Deficit)
(Restated)

					Additional	Subscriptions		Total
	Preferred Stock		Common Stock		Paid-in	Payable/	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Receivable)	(Deficit)	Equity

Beginning Balance
January 1, 2013	-	$-	106,820,000	$106,820	$(21,045)	$-	$(87,193)	$(1,418)

Donated capital	-	-	-	-	15,250	-	-	15,250

Net loss
For the year ended
December 31, 2013	-	-	-	-	-	-	(15,288)	(15,288)

Balance, December 31, 2013	-	-	106,820,000	106,820	(5,795)	-	(102,481)	7,106

Donated capital	-	-	-	-	127,106	-	-	127,106

March 27, 2014
Issued for cash
$0.09 per share	-	-	13,068,050	13,068	1,200,393	-	-	1,213,461

March 27, 2014
Issued for fixed asset
$0.09 per share	-	-	323,078	323	29,677	-	-	30,000

April 8, 2014
Issued to retire notes payable
$0.09 per share	-	-	1,346,154	1,346	123,654	-	-	125,000

June 11, 2013
Stock owed by not issued for services
$0.67 per share	-	-	-	-	187,320	280	-	187,600

September 15, 2014
Issued for cash
$0.32 per share	-	-	-	-	149,531	469	-	150,000

October 1, 2014
Issuance of nonqualified stock options	-	-	-	-	13,160	-	-	13,160

October 22, 2014
Issued for services
$0.38 per share	-	-	1,250,000	1,250	473,750	-	-	475,000

December 24, 2014
Issued to employees for services
$0.25 per share	-	-	38,000	38	9,462	-	-	9,500

December 31, 2014
Amortization of
employee stock options	-	-	-	-	1,172,675	-	-	1,172,675

Net loss
For the year ended
December 31, 2014	-	-	-	-	-	-	(3,117,941)	(2,425,941)

Balance, December 31, 2014	-	$-	122,845,282	$122,845	$3,480,934	$749	$(3,220,422)	$384,106

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013
	Restated

Operating activities
Net loss	$(3,117,941)	$(15,288)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	27,172	-
Gain on sale of investments	(200,000)	-
Stock-based compensation expense	1,182,176	-
Shares issued for services	662,600	-
Shares issued for prepaid expenses	133,161	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(116,892)	-
(Increase) in deposits and prepaid expenses	(2,500)	-
Increase in accounts payable	297,298	2,300
Increase in long-term liabilities	691,781	-
Net cash used by operating activities	(443,145)	(12,988)

Investing activities
Issuance of notes receivable	(155,000)	-
Receipt of payments from notes receivable	108,549	-
Sale of investments held to maturity	200,000
Purchase of fixed assets	(186,610)	-
Purchase of plant, property and equipment	(1,098,553)	-
Net cash used by investing activities	(1,131,614)	-

Financing activities
Donated capital	7,106	15,250
Repayment of notes payable	(41,008)	-
Proceeds from notes payable	166,008	-
Repayment of notes payable – related party	(106,325)	-
Proceeds from notes payable – related party	394,596	-
Common stock payable	748	-
Issuances of common stock	1,362,992	-
Net cash provided by financing activities	1,784,117	15,250

Net increase (decrease) in cash	209,078	2,262
Cash – beginning of the year	2,844	582
Cash – end of the year	$211,922	$2,844

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash transactions:
Shares issued for fixed assets	$30,000	$-
Number of shares issued for fixed assets	323,078	-
Stock-based compensation	$3,067,525	$-
Number of stock options issued for stock-based compensation	11,736,900	-
Shares issued for prepaid services	$120,000	$-
Number of shares issued for prepaid services	200,000	-
Shares issued for services	$662,600	$-
Number of shares issued for services	1,330,000	-

The accompanying notes are an integral part of these financial statements.

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)
(Restated)

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

Note 2 – Restatement

On April 8, 2016, the Company determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2014 should no longer be relied upon since the expense for the fair value of the stock options vested upon grant was incorrectly amortized instead of being expensed during the year.

The effects of the restatement on the Company’s financial statements as of, and for the year ended December 31, 2014, are following :

Balance Sheet
	As Previously	Effect of	As
	Reported	Restatement	Restated
Additional paid-in capital	$2,788,934	$692,000	$3,480,934
Accumulated (Deficit)	$(2,528,422)	$(692,000)	$(3,220,422)

Consolidated Statement of Operations
	As Previously	Effect of	As
	Reported	Restatement	Restated
Stock based compensation	$480,675	$692,000	$1,172,675
Net loss	$(2,425,941)	$(692,000)	$(3,117,941)
Net loss per share – basic	$(0.02)	$(0.01)	$(0.03)
Net loss per share – fully diluted	$(0.02)	$(0.01)	$(0.03)

Consolidated Statement of Shareholders’ Equity
	As Previously	Effect of	As
	Reported	Restatement	Restated
Additional paid-in capital	$2,788,934	$692,000	$3,480,934
Accumulated (Deficit)	$(2,528,422)	$(692,000)	$(3,220,422)

Consolidated Statement of Cash Flows
	As Previously	Effect of	As
	Reported	Restatement	Restated
Operating activities
Net loss	$(2,425,941	$(692,000)	$(3,117,941)
Stock based compensation expense	$490,176	$692,000	$1,182,176

Note 3 – Accounting policies and procedures

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
(Audited)
(Restated)

Note 3 – Accounting policies and procedures (continued)

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
(Audited)
(Restated)

Note 3 – Accounting policies and procedures (continued)

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
(Audited)

Note 3 – Accounting policies and procedures (continued)

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
(Audited)
(Restated)

Note 3 – Accounting policies and procedures (continued)

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

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)
(Restated)

Note 4 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of ($3,117,941) as of December 31, 2014, and had net sales of $1,032,168 during the year ended December 31, 2014.

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

Note 5 – Deposits

On May 20, 2014, the Company entered into a Security Deposit Agreement with a third-party fuel credit provider, whereby the Company was obligated to pay an initial security deposit in the amount of $2,500.  The balance of the Deposit, as of December 31, 2014, was $2,500.

Note 6 – Notes receivable

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

Note 7 – Fixed assets

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
(Restated)

Note 7 – Fixed assets (continued)

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

Note 8 – Notes payable

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

Note 9 – Notes payable – Related Party

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

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)
(Restated)

Note 10 – Long Term Notes Payable

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

Note 11 – Stockholders’ equity

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
(Audited)

Note 11 – Stockholders’ equity (continued)

On December 24, 2014, the Company issued 38,000 shares of its common stock to various employees under its employee stock incentive program.  The fair value of the shares on the date of issuance was $9,500.

As of December 31, 2014, there have been no other issuances of common stock.

Note 12 – Warrants and options

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

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)
(Restated)

Note 12 – Warrants and options (continued)

The following is a summary of the Company’s stock option activity:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2012	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Vested	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2013	0	$0.00
Granted	10,836,900	$0.29
Exercised	0	$0.00
Vested	2,204,417	$0.58
Cancelled	0	$0.00
Outstanding at December 31, 2014	10,836,900	$0.29
Options exercisable at December 31, 2013	0	$0.00
Options exercisable at December 31, 2014	2,204,417	$0.58

The following tables summarize information about stock options outstanding and exercisable at December 31, 2014:

OPTIONS OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.14 - 0.71	10,836,900	2.39	$ 0.29	2,204,417	$ 0.58
	10,836,900	2.39	$ 0.29	2,204,417	$ 0.58

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the years ended December 31, 2014 and 2013 was $1,172,675 and $0, respectively.

Note 13 – Income taxes

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014 and 2013, the Company had approximately $3,220,422 and $102,481 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2014	2013

Deferred tax assets:
Net operating loss carry forwards	$884,948	$35,868
Valuation allowance	(884,948)	(35,868)
Total deferred tax assets	$-	$-

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Audited)
(Restated)

Note 13 – Income taxes (continued)

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

Note 14 – Related party transactions

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

Note 15 – Subsequent Events

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were effective for the period ended December 31, 2014, with the exception of the following:

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

Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and our then current director was not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

We did not correctly expense the fair value of stock options granted during the year ended December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by our stockholders and serve until their successors are elected and qualified.   Our officers are appointed by our Board of Directors and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Daniel Allen	63	Chief Executive, Financial and Accounting Officer and a Director

Ricky G. Bennett	58	Vice President of Operations and Compliance

Michael Jerome	45	Vice President of Media and Public Relations

Scott Jackson	59	Director

Doyle Knudson	64	Director

Daniel Allen was elected an officer and director July 28, 2015.  Mr. Allen has been President, CEO and a Director of Sibannac, Inc. since August 25, 2014.  Mr. Allen provided us with a consultanting services in the areas of banking and financing for four months in 2014. Between April 2013 and March 2014 Mr. Allen served as the Regional Vice President of Sunflower Bank in Longmont, Colorado. Between June 2001 and April 2013, Mr. Allen was the Chairman and Chief Executive Officer of Mile High Banks in Longmont, Colorado. Mr. Allen holds a Bachelor of Science in Management and Finance from the University of Utah.

Ricky G. Bennett was appointed an officer on March 24, 2014.  Mr. Bennett was, between October 2013 and March 2014, an independent consultant to Convercent, Inc., a Denver, Colorado-based corporation which develops and markets computer software which firms use to comply with human resource regulations and conduct employee training.  Between 2011 and October 2013 Mr. Bennett was Vice President of Professional Services and Director of Training for Convercent.  Between 2008 and 2010 Mr. Bennett was an Interstate Compact and Youth Offender Officer for the Colorado Department of Corrections.  In this position, Mr. Bennett used a variety of strategies and services to instill pro-social behaviors in offenders transitioning into the community.  Mr. Bennett joined the Aurora, Colorado Police Department in 1980, served as the Aurora Chief of Police between 2002 and 2005, and retired as a commander in 2007.

Michael Jerome has been our Vice President of Media and Public Relations since February 2015.  Between May 2014 and February 2015 Mr. Jerome served as our Director of Media and Public Relations.  Between January 2002 and May 2014 Mr. Jerome was a Deputy Sheriff in Jefferson County Colorado.  Between October 2005 and December 2006 Mr. Jerome was the Public Relations and Communications Manager for the Mizel Museum in Denver, Colorado.  (He held this job when he was also a sheriff?) Between December 1997 and May 2001 Mr. Jerome was a Senior Producer for KHQ-TV in Spokane, Washington.  Mr. Jerome graduated from the University of Colorado and holds a degree in Journalism and Mass Communication.

Scott Jackson was elected as one of our directors on July 28, 2015.  Mr. Jackson is the founder of Colorado National Bank and has served as its Chief Executive Officer since 2009.  As the Chief Executive Officer, Mr. Jackson is responsible for strategic planning, capital formation development of new market initiatives, loan production and regulatory relationships.  Mr. Jackson has over three decades of experience in finance and banking with expertise in mergers and acquisitions, turnarounds, and start-ups. Mr. Jackson started at Merrill Lynch in 1980, executing financing and M&A transactions for many of the largest national and regional banks west of the Mississippi. From there he joined Republic Bank Texas to develop its Capital Markets Group, before founding and co-managing the Financial Institutions Restructuring Group at Goldman Sachs. At Goldman, he oversaw the restructuring of multiple troubled banks and thrifts and facilitated a number of 1988 Southwest Plan thrift transactions.

Doyle Knudson was elected as one of our directors on July 28, 2015.  Between 1975 and 2002 Mr. Knudson held various positions with C.H. Robinson Company, a large multimodal transportation service provider.  In 1975 he started in the corporate marketing center responsible for information services for carrier capacity, carrier insurance verification and research at the ICC in Washington, DC for common carrier authority.  In 1976 Mr. Knudson was transferred to Ross Truck, a division of C.H. Robinson – customer support for publication logistics for Target stores and RR Donnelly.  In 1978 Mr. Knudson was transferred to Lake Wales, FL as a Transportation Salesman responsible for customer development with agri business customers.  In 1982 Mr. Knudson was promoted and transferred as Transportation Manager when he opened a new branch office in Houston, TX.  In 1987 Mr. Knudson was promoted to General Manager at a new branch office in El Paso, TX, developing and providing logistics services for Coca Cola; Phelps Dodge, Dell Computers and Phillips Electronics.

Management Changes

The following shows the changes in our management during the two years ended December 31, 2015:

Elected (E)
Appointed (A)
Resigned (R)
Name	Terminated (T)	Position	Date

David Uddman	R	President and a Director	2-19-14
Jolene Uddman	R	Treasurer and a Director	2-19-14
Ted Daniels	A	Director	2-19-14
Ted Daniels	R	Director	3-13-14
Dan Sullivan	A	Director	2-19-14
Dan Sullivan	R	Director	3-13-14
Sean Campbell	A	Director	3-13-14
Sean Campbell	A	Chief Executive Officer	3-14-14
Ted Daniels	A	Vice President of Marketing	3-14-14
Dan Sullivan	A	Vice President of Sales	3-14-14
Ricky Bennett	A	Vice President of Operations	3-24-14
Patrick Deparini	A	Chief Financial and Accounting Officer	8-01-14
Ted Daniels	T	Vice President of Marketing	12-12-14
Dan Sullivan	T	Vice President of Sales	2-__-15
Daniel Allen	A	Executive Vice President of Business Development	7-08-15
Sean Campbell	R	Chief Executive Officer and a Director	7-28-15
Daniel Allen	E	Director	7-28-15
Scott Jackson	E	Director	7-28-15
Doyle Knudson	E	Director	7-28-15
Daniel Allen	A	Chief Executive Officer	7-28-15
Patrick Deparini	R	Chief Financial and Accounting Officer	12-28-15

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  Scott Jackson and Doyle Knudson are independent directors, as that term is defined in the NYSE MKT.  None of directors is considered a “Financial Expert”.

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

 Directors' Compensation

Our directors are not compensated for acting as directors.

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

SERVICES	2014	2013

Audit fees	$20,814	$10,575
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$20,814	$10,575

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

PART IV

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

BLUE LINE PROTECTION GROUP, INC. (Registrant)

April 21, 2016	By:	/s/ Daniel Allen
Daniel Allen, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Daniel Allen	Chief Executive, Financial and Accounting Officer and a Director	April 21, 2016
Daniel Allen

/s/ Scott Jackson	Director	April 21, 2016
Scott Jackson

/s/ Doyle Knudson	Director	April 21, 2016
Doyle Knudson