Form 10-K/A
period 2015-12-31
Blue Line Protection Group, Inc.
filed 2016-05-04
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015 was approximately $5,000,000.

As of April 30, 2016 the registrant had 125,348,026 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.
FORM 10-K
For the year ended December 31, 2015

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

PART I

 ITEM 1.  DESCRIPTION OF BUSINESS

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

On May 6, 2014, our directors approved a 14-for-1 forward stock split.  In connection with the stock split, our authorized capital increased to 1,400,000,000 shares of common stock.  All references to share and per share amounts in the consolidated financial statements and accompanying notes have been retroactively restated to reflect the forward stock split.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the year ended December 31, 2015 approximately 88% of our revenue was derived from armed protection and transportation services.  The remaining 12% of our revenue was derived from compliance (9%), and other services (3%).

In March 2015, our wholly-owned Nevada subsidiary, BLPG, Inc., was granted licenses to provide our services  in Nevada.

Our base of operations is in the Denver, Colorado metropolitan area.  Our corporate headquarters is located at 1350 Independence St., Lakewood, CO 80215.  We also own a building at 5765 Logan St., Denver, Colorado.

Principal Services

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

Dispensaries are the retail face of the legal cannabis industry.  All legal sales of cannabis products are transacted through dispensaries that are state-licensed.  To maintain their licenses, dispensaries must comply with a variety of state-mandated reporting requirements, including reporting every gram of cannabis passing in and out of the store.  Dispensaries also face financing and banking challenges similar to those that growers encounter.

We do not grow, test or sell cannabis.

Our services cover the following:

Protection and Transportation

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

We also offer security monitoring, asset vaulting, and VIP and dignitary protection.

Banking

The banking system in the U.S. is, in most states, federally regulated.  Possession or distribution of marijuana violates federal law, and banks that provide support for those activities face the risk of prosecution and assorted sanctions.  Currently, almost all payments for the sales of cannabis are made in cash, due the inability of sellers to obtain merchant processing accounts.  As a result, processing money from marijuana sales puts federally insured banks at risk of drug racketeering charges, so they've refused to open accounts for marijuana-related businesses.

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

We communicate regularly with local and national government representatives to ensure that we remain the top-tier security and protection group in the nation.  Retail establishments aren’t the only ones who have to remain compliant with the pertinent laws - we do, as well.

We have agreed a joint venture with one of the largest PEO HR companies in America out of Phoenix Arizona.  They will handle all payments to employees of the companies we serve.  They will also handle background checks on all employees. We will receive a percentage of every contract.

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

Accounting and Bookkeeping

During March 2015 we formed a wholly-owned subsidiary, Blue Line Advisory Services, Inc., to provide a complete accounting solution for the legal marijuana industry.  In September 2005 we terminated this segment of our business.

Growth Strategy

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

Marketing

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

In addition to a direct sales approach and word-of-mouth advertising, we have been featured in news articles and video documentaries by outlets such as the Wall Street Journal, USA Today, Fortune and CNBC, which have served to increase brand awareness nationwide.  We have also attended a variety of industry trade shows and have been granted membership in industry groups.

Industry Background

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

Government Regulation

In most jurisdictions we are required to obtain government approval to provide security and/or investigative services.  We expect to make every effort to comply with all existing and pending regulatory conditions and licensing requirements in each state we currently or potentially operate in.

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

Number of total employees and number of full time employees

As of April 30, 2016, we have approximately 84 full- and part-time employees, 95% of whom are former military or law enforcement professionals.

Properties

We lease office space at 1350 Independence St., Lakewood, CO 80215 at a rate of $1,442 per month. There are currently no proposed programs for the renovation, improvement or development of the facilities we use.

On July 15, 2014, we purchased a commercial building for a total purchase price of $750,000, for which we paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  We expect to place this property into service in May, 2016

ITEM 1A.  RISK FACTORS

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

We have limited capital resources.  To date, we have not earned a profit or generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed business to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

See Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2014	High	Low

First Quarter	N/A	N/A
Second Quarter	$0.80	$0.70
Third Quarter	$0.81	$0.31
Fourth Quarter	$0.50	$0.19

Year ended December 31, 2015	High	Low

First Quarter	$0.24	$0.21
Second Quarter	$0.05	$0.05
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.03	$0.03

As of April 30, 2016, we had outstanding shares of common stock held by approximately 280 shareholders of record.  Our transfer agent is: Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” preceding Item 1 of this Annual Report on Form 10-K for additional factors relating to such statements.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report.

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2015 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	More security for special events, private parties and transport of cash
Gross profit, as a % of revenue	D	Increase in personnel and salaries
Advertising expenses	D	Cost reduction measures
General and Administrative expenses	D	Decrease in stock based compensation and cost reduction measures

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2015 and 2014 were:

	2015	2014

Cash used by operations	$(682,630)	$(443,425)
Loan payments	(192,117)	(147,333)
Loan proceeds	603,575	560,604
Sale of investments	--	200,000
Construction in progress	(14,825)
Purchase of property, plant and equipment	(6,166)	(1,285,163)
Sale of common stock	50,000	1,362,992
Other	--	7,854

General

Our material capital commitments over the next five year are as follows:

Description	2016	2017	2018	2019	2020	Total

Remodeling building we purchased in 2014	$400,000	-	-	-	-	$400,000

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2016.

Other than as disclosed in this Item 7, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.
Other than as disclosed in this Item 7, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

During the next 12 months, we anticipate that we will incur approximately $1,600,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

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

Revenue recognition. As all of our Revenue is generated from services offerings, Revenue recognition is the same for each of our revenue streams.  We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured.

Stock-based compensation.  The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718, which requires the Company to recognize expenses related to the fair value of our employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measureable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Significant Accounting Policies

See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies.

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements attached to this report

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 17, 2015 Seale & Beers, CPAs resigned as our independent registered accounting firm.

On July 29, 2015 we engaged Malone Bailey, LLP as our independent  registered public accounting  firm.

See our 8-K reports dated July 17, 2015 and July 29, 2015 for further information.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not effective.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,
●	Lack of control procedures that include multiple levels of supervision and review, and
●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Daniel Allen	64	Chief Executive, Financial and Accounting Officer and a Director

Ricky G. Bennett	58	Vice President of Operations and Compliance

Michael Jerome	45	Vice President of Media and Public Relations

Scott Jackson	59	Director

Doyle Knudson	64	Director

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

Management Changes

The following shows the changes in our management during the two years ended December 31, 2015:

Elected (E)
Appointed (A)
Resigned (R)
Name	Terminated (T)	Position	Date

David Uddman	R	President and a Director	2-19-14
Jolene Uddman	R	Treasurer and a Director	2-19-14
Ted Daniels	A	Director	2-19-14
Ted Daniels	R	Director	3-13-14
Dan Sullivan	A	Director	2-19-14
Dan Sullivan	R	Director	3-13-14
Sean Campbell	A	Director	3-13-14
Sean Campbell	A	Chief Executive Officer	3-14-14
Ted Daniels	A	Vice President of Marketing	3-14-14
Dan Sullivan	A	Vice President of Sales	3-14-14
Ricky Bennett	A	Vice President of Operations	3-24-14
Patrick Deparini	A	Chief Financial and Accounting Officer	8-01-14
Ted Daniels	T	Vice President of Marketing	12-12-14
Dan Sullivan	T	Vice President of Sales	2-14-15
Daniel Allen	A	Executive Vice President of Business	7-08-15
Development
Sean Campbell	R	Chief Executive Officer and a Director	7-28-15
Daniel Allen	E	Director	7-28-15
Scott Jackson	E	Director	7-28-15
Doyle Knudson	E	Director	7-28-15
Daniel Allen	A	Chief Executive Officer	7-28-15
Patrick Deparini	R	Chief Financial and Accounting Officer	12-28-15

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  Scott Jackson and Doyle Knudson are independent directors, as that term is defined in the rules of the NYSE MKT.  None of our directors is considered a “Financial Expert”.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions since one person, Dan Allen, serves in all the above capacities.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

Our Board of Directors acts as our Compensation Committee and has responsibility for establishing, implementing and continually monitoring adherence to our compensation philosophy. The Board of Directors ensures that the total compensation paid to our executives is fair, reasonable and competitive.

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

Role of Executive Officers in Compensation Decisions

Our Directors make all compensation decisions for, and approves recommendations regarding equity awards to, the our Directors and employees.

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2015 and 2014 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Daniel Allen	2015	$69,785	--	214,555	--	$284,340
CEO	2014	--	--	--	--	--

Ricky G. Bennett	2015	88,500	$320,000	$87,747	--	$496,247
VP of Operations	2014	$59,469	--	$203,941	--	$263,410

Michael Jerome	2015	$73,538	--	$25,416	--	$100,954
VP of Media and Public Relations

Patrick Deparini	2015	$77,000	--	--	--	$77,000
CFO	2014	--	--	$466,564	--	$466,564

Sean Campbell	2015	--	--	$178,459	--	$178,459
Former CEO	2014	$46,154	--	$423,090	--	$469,244

Dan Sullivan	2015	$13,462	--	--	--	$13,462
VP of Marketing	2014	$45,231	--	$1,749,620	$37,194	$1,821,485

Ted Daniels	2015
VP of Sales	2014	$23,077	--	--	$12,520	$35,597

David Uddman
Former President	2014	--	--	--	--	--

Jolene Uddman
Former Treasurer	2014	--	--	--	--	--

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)
All other compensation received that we could not properly report in any other column of the table including the dollar value of any insurance premiums we paid for life insurance for the benefit of the named executive officer.

See Item 10 of this report for information  concerning the changes in our management during the two years ended December 31, 2015.

Equity Compensation Plan

Up to 15,000,000 shares of common stock are reserved for issuance under our 2014-2015 Stock Incentive Plan (“the Plan”) that was adopted on November 12, 2014.

The purposes of the Plan are to enhance our ability to attract and retain the services of qualified employees, officers and directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and to provide additional incentives to such persons or entities to devote their utmost effort and skill to our advancement and betterment by providing them an opportunity to participate in the ownership of our common stock and thereby have an interest in our success.

Shares that are eligible for grant under the Plan include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Internal Revenue Code. “Non-Qualified Options” are any options that are not an Incentive Option. To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, it will constitute a Non-Qualified Option. “Restricted Stock” are shares of common stock issued pursuant to any restrictions and conditions as established by the Plan.

Only our employees (including our officers and Directors if they are employees) are eligible to receive Incentive Options under the Plan.

Our employees, officers and Directors (whether or not employed by us), and service providers are eligible to receive Non-Qualified Options or acquire Restricted Stock under the Plan.

The following tables list the options granted, cancelled and exercised during the fiscal year ended December 31, 2015 to our current and former officers and directors pursuant to the Plan:

Options Granted

		Options	Exercise	Expiration
Name	Grant Date	Granted	Price	Date

Dan Allen	7/28/2015	6,328,764	$0.034	7/28/21
Michael Jerome	2/15/2015	150,000	$0.170	2/14/20

Options Cancelled

		Weighted	Weighted Average
		Average	Remaining Contractual
Employee	Total Options	Exercise Price	Term (Years)

Sean Campbell	4,001,402	$0.23	4.25
Patrick Deparini	1,200,000	$0.23	4.25
Dan Sullivan	3,000,000	$0.39	3.58

Options Exercised

	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized

None

The following lists the options held by our current and former officers and directors:

	Shares underlying unexercised Options which are:
Name	Exercisable	Unexercisable	Exercise Price	Expiration Date

Dan Allen	3,639,279	2,599,485	$0.03	7/28/2021
Ricky Bennett	2,750,000	1,750,000	$0.04	10/31/2020
Ricky Bennett	200,000	100,000	$1.00	3/31/2019
Michael Jerome	100,000	50,000	$0.17	2/14/2020
Sean Campbell	805,498	--	$0.23	2/28/2019
Dan Sullivan	1,500,000	--	$0.39	7/31/2019

The following shows certain information as of December 31, 2015 concerning the stock options and stock bonuses granted pursuant to the Plan.  Each option represents the right to purchase one share of common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plan

2014-2015 Stock Incentive Plan	15,000,000	900,000	--	14,100,000

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Plan as of December 31, 2015. The Plan has not been approved by our shareholders.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

2014-2015 Stock Incentive Plan	900,000	$0.25	14,100,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s common stock as of December 31, 2015 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.
Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Daniel Allen, Chief Executive Officer	668,000	0.5%
Common	Ricky G. Bennett, VP of Operations and Compliance	42,000	0.0%
Common	Michael Jerome, VP of Media and Public Relations
Common	Scott Jackson, Director
Common	Doyle Knudson, Director
	All Directors and Officers as a group (5 persons)	15,482,688	12.5%
Common	NSG Group, Inc.	6,280,390	5.1%
Common	Dan Sullivan, Former VP of Marketing (1)	26,754,755	21.7%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 31, 2014, we borrowed $98,150 from an entity controlled by one of our officers and a shareholder.  The loan is due and payable on demand and bears no interest.  As of December 31, 2015 and 2014, the principal balance owed on this loan was $98,150.

As of December 31, 2014, a related party had loaned us $10,000, in the form of cash and expenses paid on our behalf.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000 from this person and the principal balance of this loan was $30,000 as of December 31, 2015.

As of December 31, 2014, a related party had loaned us $180,122, in the form of cash and expenses paid on our behalf.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this loan during 2015 and as of December 31, 2014 and 2015, the principal balance owed on this loan was $180,122 and $54,622, respectively.

During 2015, the Company borrowed $20,000 from an entity controlled by one of our shareholders.  The loan is due and payable on demand and bears no interest.  During 2015, we repaid this loan.

During 2015, we borrowed $43,575 from our former Chief Financial Officer. As of December 31, 2015 $43,000 of the loan had been repaid and the principal amount owed was $575. The loan is non-interest bearing, and due on demand.

During October 2015, we borrowed $30,000 from an entity controlled by one of our officers. The loan is due and payable on demand and is non-interest bearing. As of December 31, 2015, the principal balance owed on this loan was $30,000.

In July 2015, we entered into an arrangement with a related party whereby we could borrow up to $500,000 in Convertible Notes. Through December 31, 2015, we borrowed a total of $415,000 which is evidenced by one Convertible Note.  The Convertible Note bears interest at 5% per year, payable quarterly in arrears, matures twelve months from the date of issuance and is convertible into shares of our common stock at a per share conversion price of $0.025. As of December 31, 2015, the principal balance owed on this Convertible Note was $415,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014

Audit fees	$40,000	$20,814
Audit-related fees		-
Tax fees		-
All other fees		-

Total fees	$40,000	$20,814

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Blue Line Protection Group, Inc.
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of Blue Line Protection Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Line Protection Group, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and recurring net losses. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
May 4, 2016

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Line Protection Group, Inc.

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc.as of December 31, 2014, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014. Blue Line Protection Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Line Protection Group, Inc. as of December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 10, 2015, except for Note 2, as to which the date is April 15, 2016.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
		(Restated)

Assets
Current assets:
Cash and equivalents	$16,211	$211,922
Accounts receivable, net	51,251	62,101
Accrued receivables	73,995	54,790
Notes receivable	-	46,451
Prepaid expenses and deposits	20,669	2,500
Total current assets	162,126	377,764
Fixed assets:
Machinery and equipment, net	150,910	189,438
Construction in progress	1,147,139	1,098,553
Net assets from discontinued operations	2,782	-
Total fixed assets	1,300,831	1,287,991

Total assets	1,462,957	$1,665,755
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$332,169	$295,863
Notes payable	75,000	2,000
Notes payable - related parties	213,347	288,271
Convertible notes payable - related parties, net of unamortized discounts	283,385	-
Current portion of long-term debt	679,062	3,735
Net liabilities from discontinued operations	1,335	-
Total current liabilities	1,584,298	589,869

Long-term liabilities:
Long-term debt	12,836	691,780
Total Long-term liabilities	12,836	691,780

Total liabilities	1,597,134	1,281,649

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and
December 31, 2014, respectively	-	-
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
125,348,026 and 122,845,282 issued and outstanding as of
December 31, 2015 and December 31, 2014, respectively	125,348	122,845
Common Stock, owed but not issued, 12,923 shares and 749,000 shares
as of December 31, 2015 and December 31, 2014, respectively	13	749
Additional paid-in capital	4,276,291	3,480,934
Accumulated (deficit)	(4,535,829)	(3,220,422)
Total stockholders' equity (deficit)	(134,177)	384,106
Total liabilities and stockholders' equity (deficit)	$1,462,957	$1,665,755

The accompanying notes are an integral part of these financial statements

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2015	2014
		(Restated)

Revenue	$2,618,849	$1,032,168
Cost of revenue	(2,227,176)	(778,777)
Gross profit	391,673	253,391

Expenses:
Advertising	30,502	189,536
Depreciation	41,912	27,172
General and administrative expenses	1,500,382	3,353,998
Total expenses	1,572,796	3,570,706

Operating loss	(1,181,123)	(3,317,315)

Other expenses:
Interest expense	(84,484)	(11,308)
Interest income	3,106	10,682
Gain on sale of securities	-	200,000
Gain on forgiveness of debt	2,000	-
Total other expenses	(79,378)	199,374

Net loss from continuing operations	(1,260,501)	(3,117,941)
Net loss from discontinued operations	(54,906)	-
Net loss	$(1,315,407)	$(3,117,941)

Net loss per share - basic:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	(0.00)	(0.00)
Net loss per share	$(0.01)	$(0.03)

Net loss per share - diluted:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	(0.00)	(0.00)
Net loss per share	$(0.01)	$(0.03)

Weighted average number of
common shares outstanding - basic	124,545,378	116,942,037
Weighted average number of
common shares outstanding - diluted	124,545,378	122,184,808

The accompanying notes are an integral part of these financial statements

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, December 31, 2013	-	$-	106,820,000	$106,820	$(5,795)	$-	$(102,481)	$(1,456)

Donated capital	-	-	-	-	127,106	-	-	127,106

Issued for cash $0.09 per share	-	-	13,068,050	13,068	1,200,393	-	-	1,213,461
								-
Issued for fixed assets $0.09 per share	-	-	323,078	323	29,677	-	-	30,000

Issued to retire notes payable $0.09 per share	-	-	1,346,154	1,346	123,654	-	-	125,000

Stock owed for services $0.67 per share	-	-	-	-	187,320	280	-	187,600

Issued for cash $0.32 per share	-	-	-	-	149,531	469	-	150,000

Issuance of nonqualified stock options	-	-	-	-	13,160	-	-	13,160

Issued for services $0.38 per share	-	-	1,250,000	1,250	473,750	-	-	475,000

Issued to employees for services $0.25 per share	-	-	38,000	38	9,462	-	-	9,500
			.
Amortization of employee stock options	-	-	-	-	1,172,676	-	-	1,172,676

Net loss for the year ended December 31, 2014 (Restated)	-	-	-	-	-	-	(3,117,941)	(3,117,941)

Balance, December 31, 2014	-	-	122,845,282	122,845	3,480,934	749	(3,220,422)	384,106

Common stock issued for cash	-	-	400,000	400	49,600	-	-	50,000

Common stock issued for services	-	-	3,266,667	3,267	521,900	-	-	525,167

Common stock issued for stock payable	-	-	736,077	736	-	(736)	-	-

Common stock issued with note	-	-	100,000	100	14,286	-	-	14,386

Beneficial conversion feature on convertible note	-	-	-	-	187,800	-	-	187,800

Common stock issued for exchange of stock options	-	-	(2,000,000)	(2,000)	2,000	-	-	-

Amortization of employee stock options	-	-	-	-	19,771	-	-	19,771

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	(1,315,407)	(1,315,407)

Balance, December 31, 2015	-	$-	125,348,026	$125,348	$4,276,291	13	$(4,535,829)	$(134,177)

The accompanying notes are an integral part of these financial statements

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended
	December 31,
	2015	2014
		(Restated)

Operating activities
Net loss	$(1,315,407)	$(3,117,941)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	41,912	27,172
Gain on sale of investments	-	(200,000)
Stock-based compensation expense	544,938	1,182,176
Shares issued for services	-	662,600
Shares issued for prepaid expenses	-	133,161
Amortization of discounts on note payable	70,571	-
Gain on forgiveness of notes payable	(2,000)	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(8,355)	(116,892)
Decrease (Increase) in deposits and prepaid expenses	(18,169)	(2,500)
(Decrease) Increase in accounts payable and accrued liabilities	2,545	297,018
Increase in liabilities from discontinued operations	1,335	-
(Decrease) Increase in long-term liabilities	-	691,781
Net cash (used) by operating activities	(682,630)	(443,425)

Cash flows from investing activities
Issuance of notes receivable	-	(155,000)
Receipt of payments from notes receivable	46,451	108,549
Sale of investments held to maturity	-	200,000
Purchase of fixed assets	(3,384)	(186,610)
Purchase of fixed assets from discontinued operations	(2,782)	-
Construction in progress	(14,824)	-
Purchase of property, plant and equipment	-	(1,098,553)
Net cash provided by investing activities	25,461	(1,131,614)

Financing activities
Donated capital	-	7,106
Repayment of notes payable	(3,617)	(41,008)
Proceeds from notes payable	75,000	166,008
Repayment of notes payable - related party	(188,500)	(106,325)
Proceeds from notes payable - related party	113,575	394,596
Proceeds from convertible notes payable - related party	415,000	-
Common stock payable	-	748
Issuances of common stock	50,000	1,362,992
Net cash provided by financing activities	461,458	1,784,117

Net increase (decrease) in cash	(195,711)	209,078
Cash - beginning	211,922	2,844
Cash - ending	$16,211	$211,922

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Common stock issued for fixed assets	$-	$30,000
Common stock issued for stock payable	$736	$-
Discount due to common stock issued with note	$14,386	$-
Debt discount due to beneficial conversion feature	$187,800	$-
Common stock exchanged for options	$2,000	$-
Interest capitalized as construction in progress	$33,762	$-

The accompanying notes are an integral part of these financial statements

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2015 and 2014, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”).  All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the “Company.”

Basis of presentation

The financial statements present the balance sheets, statements of operations, stockholder’s equity (deficit) and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2015 and 2014.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. The allowance for doubtful customer and vendor receivables was $0 and $18,864 at December 31, 2015 and 2014, respectively.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2015 and 2014.  Depreciation expense for the years ended December 31, 2015 and 2014 totaled $41,912 and $27,172, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2015 and 2014, the Company determined that none of its long-term assets were impaired.

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

The Company had four major customers which generated approximately 49% (15%, 12%, 12% and 10%) of total revenue in the year ended December 31, 2015.

The Company had two major customers which generated approximately 26% (15%, and 11%, ) of total revenue in the year ended December 31, 2014.

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

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $30,502 and $189,536 in advertising costs for the years ended December 31, 2015 and 2014, respectively.

General and administrative expenses

The significant components of general and administrative expenses consist mainly of legal and professional fees and compensation.

Stock-based compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

Cost of Revenue

The Company’s cost of revenue primarily consists of labor, fuel costs and items purchased by the Company specifically purposed for the benefit of the Company’s client.

Basic and Diluted Earnings per share

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

The effects of the restatement on the Company’s financial statements as of, and for the year ended December 31, 2014, are following:

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

Contingencies

On December 28, 2015 the Company’s former CFO resigned. Mr. Deparini purports his resignation was made pursuant to a termination clause for other than cause if he is required to undertake other responsibilities other then set forth in his employment agreement. Mr., Deparini claims through the date of his resignation he is owed a total of $154,000 in accrued compensation, $575 in accrued authorized expenses and the remaining balance of his base salary as defined in the employment agreement in the amount of $179,000. As of December 31, 2015 the Company has accrued a total of $125,575. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will vigorously defend the litigation.

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of December 31, 2015 the Company accrued a total of $88,968. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will vigorously defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made the Company will seek an out-of-court settlement. As of December 31, 2015 the Company accrued a total of $98,150.

Leases

On February 15, 2014 the company entered into a sublease agreement for approximately 2,000 square feet of office space on a month to month basis contingent on the lessor’s master lease for the premises.  The lease amount adjusts yearly and the current lease is $1,613.56 per month.

On July 30, 2015 the company entered into a month to month lease for approximately 1,500 square feet to be used for training.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of $1,315,407 for the year ended December 31, 2015 and had a working capital deficit of $1,422,172 as of December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Deposits and notes receivable

On May 20, 2014, the Company entered into a Security Deposit Agreement with a third-party fuel credit provider, whereby the Company was obligated to pay an initial security deposit in the amount of $2,500.  The balance of the Deposit, as of December 31, 2015 and 2014 was $2,500.

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

On May 15, 2014, the Company loaned $50,000 to a non-affiliated entity on a revolving basis at a rate of 18% per annum and due within one year from the date of issuance. As of December 31, 2014, the principal balance of the loan is $46,451 and accrued interest thereupon was $834. The outstanding balance was collected during 2015.

Note 5 – Fixed assets and construction in progress

Fixed assets consisted of the following at:
	December 31, 2015	December 31, 2014

Automotive vehicles	$173,926	$173,926
Furniture and equipment	46,068	44,204
Fixed assets, total	219,994	218,130
Less: accumulated depreciation	(69,084)	(28,692)
Fixed assets, net	$150,910	$189,438

Depreciation expenses for the years ended December 31, 2015 and 2014 were $41,912 and $27,172, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2015, approximately $363,377 in capital improvements and $33,762 of capitalized expenses have been made to the property.  As of December 31, 2015, the Company has not yet completed the construction on the property and it was not available and ready for use, accordingly, no depreciation expense has been recorded. As of December 31, 2015 and 2014, the balance of construction in progress was $1,147,139 and $1,098,553, respectively.

Note 6 – Discontinued Operations

Effective September 30, 2015, the Company ceased operations of Blue Line Advisory Services, Inc.

The following table summarizes the assets and liabilities of discontinued operations and the loss from discontinued operations:

	December 31, 2015	December 31. 2014

Assets of discontinued operations:
Fixed assets	$2,782	$—
Total assets held for disposal	2,782	—

Liabilities of discontinued operations:
Accounts payable	1,335	—
Total liabilities held for disposal	$1,335	$—

Income and Expenses of Discontinued Operations
		For the Period from
	For the Year	April 22, 2014
	Ended	(Inception) to
	December 31, 2015	June 30, 2014

Revenue	$67,920	__
Costs of revenue	$52,222	__
General and administrative expenses	$70,604	$—
Loss from discontinued operations	$(54,906)	$—

Note 7 – Notes payable

Through December 31, 2014, a non-affiliated third-party loaned the Company an aggregate of $2,000 in cash. The note bears no interest and is due upon demand. During 2015, the note was forgiven resulting in a gain on the forgiveness of debt of $2,000.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $100,000. The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $100,000, into 1,076,923 shares of common stock. As of December 31, 2014 and 2015, the principal balance owed on this loan is $0.

On February 21, 2014, the Company issued a Promissory Note to one non-affiliated entity in the amount of $25,000. The loan was due and payable on demand and bore no interest. In April 2014, the lender agreed to convert the entire principal balance of $25,000, into 269,231 shares of common stock. As of December 31, 2014 and 2015, the principal balance owed on this loan is $0.

On March 26, 2014, the Company issued a Promissory Note to one non-affiliated person in the amount of $25,000 for cash paid to purchase a vehicle on behalf of the Company. The loan was due and payable on demand and bore no interest. The loan was repaid in full. As of December 31, 2014 and 2015, the principal balance owed on this loan was $0.

During April 2014, the Company borrowed $16,008 from a non-affiliated person. The loan was due and payable on demand and bore no interest. The loan was repaid in full. As of December 31, 2014 and 2015, the principal balance owed on this loan was $0.

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan was due and payable on demand with interest at 10% per annum. As of December 31, 2015, the principal balance owed on this loan was $50,000.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan was due and payable on demand and bore interest at 6% and has a 5% penalty upon default. As of December 31, 2015, the principal balance owed on this loan was $25,000.

Note 8 – Notes payable – related party

On July 31, 2014, the Company borrowed $98,150 from an entity materially controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2015 and 2014, the principal balance owed on this loan is $98,150.

As of December 31, 2014, a related party loaned the Company an aggregate of $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000 and as of December 31, 2015 and 2014, the principal balance owed on this loan was $30,000 and $10,000, respectively.

As of December 31, 2014, a related party loaned the Company an aggregate of $180,122, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of December 31, 2015 and 2014, the principal balance owed on this loan was $54,622 and $180,122, respectively.

During 2015, the Company borrowed $20,000 from an entity materially controlled by a shareholder of the Company.  The loan is due and payable on demand and bears no interest.  During 2015, the Company repaid the amount owed of $20,000.

During 2015, the company borrowed $43,575 from the former CFO. As of December 31, 2015 $43,000 of the loan had been repaid. As of December 31, 2015 the principal amount owed is $575. The note is non-interest bearing, due on demand and outstanding as of December 31, 2015.

During October 2015, the Company borrowed $30,000 from an entity materially controlled by an officer of the Company. The loan was due and payable on demand and is non-interest bearing. As of December 31, 2015, the principal balance owed on this loan was $30,000.

Convertible notes payable to related party

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Through December 31, 2015, the Company borrowed a total of $415,000. As of December 31, 2015, the principal balance owed on this Convertible Note is $415,000.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $187,800 was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of December 31, 2015, a total of $56,185 has been amortized and recorded as interest expense, leaving a balance of $131,615 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $283,385 and $0 as of December 31, 2015 and 2014, respectively.

Note 9 – Long term notes payable

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of December 31, 2015, the principal balance is $675,000 and a total of $49,292 in interest payments have been made.

On November 21, 2014, the Company purchased a vehicle for a purchase price of $20,827, net of discounts.  The Company financed the entire amount of $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of December 31, 2015, the total principal balance of the note is $16,898, of which $12,836 is considered a long-term liability and the current portion of $4,062 is considered a current liability.

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

During the year ended December 31, 2015 the Company sold a total of 400,000 shares of common stock for cash in the amount of $50,000 ($.125 per share).

During the year ended December 31, 2015 the Company issued a total of 3,226,667 shares of common stock to various employees and consultant valued at $526,167 as compensation ($.161 per share)

During the year ended December 31, 2015 the Company issued a total of 100,000 shares of common stock as additional consideration on a note payable valued at $14,386 ($.144 per share). The $14,386 was recognized as a discount to the note which was fully amortized to interest expense during 2015.

During the year ended December 31, 2015 the Company exchanged 2, 000,000 shares of common stock for stock options.

During the year ended December 31, 2015, the Company issued 736,077 shares of our common stock for shares committed to be issued during 2014. This amount had previously been recorded as a common stock payable.

Restricted Stock Units

The Company measures all employee share-based payment awards using a fair-value method. The Company has a policy of issuing new shares to satisfy stock option exercises and issuance of stock awards. A summary of the Company’s Restricted Stock Unit (RSU) activity and related information for 2015 and 2014 is as follow:

	Number Of RSUs	Weighted-Average Grant Date Fair Value Per Share

Balance at December 31, 2014	0	$0.00
Granted	9,050,000	$0.16
Vested	3,266,667	$0.16
Cancelled	(5,783,333)	$0.16
Balance at December 31, 2015	--	$0.16

On April 24, 2015, the Company issued 1,000,000 shares of its common stock as Restricted Stock Units to a director of a subsidiary company as compensation. During 2015, the Company entered into a Settlement Agreement with this subsidiary director, whereby, subject to the terms and conditions of the settlement, the parties mutually rescinded all prior existing agreements between them, as well as all compensatory arrangements set forth therein and the director returned 750,000 shares to the Company for cancellation. During the year ended December 31, 2015, the Company recorded $42,500of share-based compensation expense related to the shares vested under the original director agreement.

On May 1, 2015, the Company issued an aggregate of 2,050,000 shares of its common stock as Restricted Stock Units to employees as incentive compensation. During 2015, the Company entered into Settlement Agreements with certain of these employees, whereby, subject to the terms and conditions of the settlements, the parties mutually rescinded all prior existing agreements between them, as well as all compensatory arrangements set forth therein and returned 1,033,333 shares to the Company for cancellation. During the year ended December 31, 2015, the Company recorded $162.667 of share-based compensation expense related to the shares vested under the original employment agreements.

On May 1, 2015, the Company issued Restricted Stock Units to an employee pursuant to the satisfaction of performance conditions of his employment agreement. The employee is eligible to earn up to an aggregate of 6,000,000 restricted stock units in accordance with the following schedule: (a) 2,000,000 shares upon the Company realizing consolidated revenue of $1,000,000 and (b) an additional 2,000,000 shares for each additional $1,000,000 of consolidated revenue up to a maximum of an additional 4,000,000 shares. As of May 1, 2015, the Company issued 2,000,000 shares of its common stock to this employee. The fair market value of the common stock on the date of issuance was $0.16 per share. The Company recognized compensation expense in the amount of $320,000 during the year ended December 31, 2015. This award was modified during November 2015 and the 2,000,000 previously issued common shares were exchanged for 4,500,000 common stock options.

Total stock-based compensation expense in connection with restricted stock units granted to employees recognized in the consolidated statement of operations for year ended December 31, 2015 and 2014 was $525,167and $0, respectively.

Note 11 – Warrants and options

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model.  The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.  Volatility is an estimate based on the calculated historical volatility of similar entities in industry, in size and in financial leverage, whose share prices are publicly available. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.  The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award. In 2014, the Company used a volatility ranging from 256.35% to 264.57%, risk free rate ranging from 1.52% to 1.80%, an expected term of 5 years and zero expected dividends. In 2015, the Company used a volatility ranging from 260% to 265%, risk free rate ranging from 1.37% to 1.62%, an expected term of 5 years and zero expected dividends.

As of December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

On March 1, 2014, the Company issued stock options to an officer of the Company to purchase 4,806,900 shares of the Company’s common stock at an exercise price of $0.14 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of five years.

On April 1, 2014, the Company issued stock options to an employee of the Company to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.07 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of five years.

On June 3, 2014, the Company issued stock options to an employee of the Company to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.07 per share.  The options vest over three years. The options carry a life of five years.

On August 1, 2014, the Company issued stock options to an officer of the Company to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.39 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of five years.

On August 1, 2014, the Company issued stock options to an officer of the Company to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.39 per share.  The options vest in three annual installments, with the first portion immediately vested.  The options carry a life of five years.

On July 9, 2014, the Company issued non-employee stock options to a third-party consultant purchase up to 30,000 shares of the Company’s common stock.  The options have a fair market value of $13,160, all of which was recognized as professional fees during the year ended December 31, 2014.

On December 10, 2014, the Company issued stock options to its employees under an incentive plan. The employees were granted options to purchase up to an aggregate of 900,000 shares of the Company’s common stock at an exercise price of $0.25 per share and carry a life of five years.

During the year ended December 31, 2015 the Company granted a total of 1,410,000 stock options at prices ranging from $.05 -$.23 to various employees. The options vest over three years and carry a life of five years.

On July 28, 2015, the Company issued stock options to an officer of the Company to purchase 6,328,764 shares of the Company’s common stock at an exercise price of $0.034 per share.  The options vest over three years, with the first third immediately vested.  The options carry a life of five years.

During the year ended December 31, 2015 the Company granted a total of 5,336,238 additional stock options as a result of the modification of previously granted options and restricted stock unit awards.

During the year ended December 31, 2015 a total of 7,705,164 stock options were forfeited by various employees of the Company.

The following is a summary of the Company’s stock option activity for the years ended December 31, 2015 and 2014:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2013	-	$0.00
Granted	11,886,900	$0.29
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2014	11,886,900	$0.29
Granted	7,738,764	$0.06
Granted as a result of modified awards	5,336,238	$0.06
Exercised	-	$0.00
Cancelled	(7,705,164)	$0.29
Outstanding at December 31, 2015	17,256,738	$0.14
Options exercisable at December 31, 2014	2,204,417	$0.58
Options exercisable at December 31, 2015	8,150,896	$0.19

The following tables summarize information about stock options outstanding and exercisable at December 31, 2015 and 2014:

	OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2015
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.035 – 1.00	17,256,738	4.47	$ 0.14	8,150,896	$ 0.19
	17,256,738	4.47	$ 0.14	8,150,896	$ 0.19

	OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2014
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.035 - 0.71	11,886,900	2.39	$ 0.29	2,204,417	$ 0.58
	11,886,900	2.39	$ 0.29	2,204,417	$ 0.58

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the years ended December 31, 2015 and 2014 was $19,771and $1,172,676, respectively.

Note 12 – Income taxes

For the years ended December 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015 and 2014, the Company had approximately $3,224,320 and $2,528,422 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:
	December 31
	2015	2014

Deferred tax assets:
Net operating loss carry forwards	$1,128,512	$884,948
Valuation allowance	(1,128,512)	(884,948)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $1,128,512 and $884,948, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2015 & 2014
Federal statutory tax rate	(35.0	) %
Permanent difference and other	35.0%

Note 13 – Subsequent Events

In January 2016 the Company borrowed $58,000 from an unrelated third party.

The loan has a maturity date of November 1, 2016 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid loan amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after July 26, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date.

The Company may prepay this note according to the following schedule:

Payment Dates
On or before	Payment Amount

May 27, 2016	$69,600
June 26, 2016	$75,400
July 26, 2016	$78,300

After July 26, 2016, the Company may not prepay the note.

On April 1, 2016 the Company borrowed $144,000 from an unrelated third party.  The loan bears interest at a rate of 24.25% per year and is due and payable on April 1, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC. (Registrant)

May 4, 2016	By:	/s/ Daniel Allen
Daniel Allen, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Daniel Allen	Chief Executive, Financial and Accounting Officer and a Director	May 4, 2016
Daniel Allen

/s/ Scott Jackson	Director	May 4, 2016
Scott Jackson

Director
Doyle Knudson