Form 10-K/A
period 2015-12-31
Blue Line Protection Group, Inc.
filed 2016-05-06
CIK 1416697

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The amended 10-K is being filed:

●	since the Company’s auditors, Malone Bailey, LLP, had not consented to the release of their audit opinion as of May 4, 2016; and

●	to revise Note 13 to the financial statements included as part of the 10-K report.

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

Payment date
on or before	Payment Amount

May 27, 2016	$69,600
June 26, 2016	$75,400
July 26, 2016	$78,300

After July 26, 2016, the Company may not prepay the note.

On April 1, 2016 the Company borrowed $144,000 from an unrelated third party.  The loan bears interest at a rate of 24.25% per year and is due and payable on April 1, 2017.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and issued the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016.

On April 18, 2016 and May 1, 2016, the Company’s Chief Executive Officer collectively loaned the Company $40,000.  The loan is unsecured, due on demand and does not bear interest.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC. (Registrant)

May 5 , 2016	By:	/s/ Daniel Allen
Daniel Allen, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Daniel Allen	Chief Executive, Financial and Accounting Officer and a Director	May 5 , 2016
Daniel Allen

/s/ Scott Jackson	Director	May 5 , 2016
Scott Jackson

Director
Doyle Knudson