Form 10-Q
period 2016-03-31
Blue Line Protection Group, Inc.
filed 2016-05-23
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-35902

BLUE LINE PROTECTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 Independence St. Lakewood, CO	80215
(Address of principal executive offices)	(Zip Code)

(303) 862-9000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of April 30, 2016, the registrant had 125,348,026 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

BLUE LINE PROTECTION GROUP, INC.
FORM 10-Q

PART I

ITEM 1.     FINANCIAL STATEMENTS

BLUE LINE PROTECTION GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and equivalents	$27,447	$16,211
Accounts receivable, net	150,176	51,251
Accrued receivables	33,521	73,995
Prepaid expenses and deposits	12,882	20,669
Total current assets	224,026	162,126

Fixed assets:
Machinery and equipment, net	140,351	150,910
Construction in progress	1,209,173	1,147,139
Net assets from discontinued operations	2,782	2,782
Total fixed assets	1,352,306	1,300,831

Total assets	$1,576,332	$1,462,957

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$423,193	$332,169
Notes payable	251,881	75,000
Convertible notes payable, net of unamortized discounts	159,726	-
Notes payable - related parties	213,347	213,347
Convertible notes payable - related parties, net of unamortized discounts	346,085	283,385
Current portion of long-term debt	679,062	679,062
Net liabilities from discontinued operations	1,335	1,335
Total current liabilities	2,074,629	1,584,298

Long-term liabilities:
Long-term debt	11,795	12,836
Total Long-term liabilities	11,795	12,836

Total liabilities	2,086,424	1,597,134

Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and
December 31, 2015, respectively	-	-
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
125,348,026 and 125,348,026 shares issued and outstanding as of
March 31, 2016 and December 31, 2015, respectively	125,348	125,348
Common Stock, owed but not issued, 12,923 and 12,923 shares
as of March 31, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	4,300,757	4,276,291
Accumulated (deficit)	(4,936,210)	(4,535,829)
Total stockholders' deficit	(510,092)	(134,177)
Total liabilities and stockholders' deficit	$1,576,332	$1,462,957

BLUE LINE PROTECTION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2016	2015

Revenue	$651,831	$520,231
Cost of revenue	(555,255)	(449,521)

Gross profit	96,576	70,710

Expenses:
Advertising	6,764	273
Depreciation	10,559	10,277
General and administrative expenses	410,865	409,141
Total expenses	428,188	419,691

Operating loss	(331,612)	(348,981)

Other expenses:
Interest expense	(68,769)	(24,535)
Interest income	-	2,056
Total other expenses	(68,769)	(22,479)

Net loss	$(400,381)	$(371,460)

Net loss per share - basic	$(0.00)	$(0.00)
Net loss per share - fully diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	125,348,026	123,134,171
Weighted average number of
common shares outstanding - fully diluted	125,348,026	123,134,171

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2016	2015

Operating activities
Net loss	$(400,381)	$(371,460)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	10,559	10,277
Stock-based compensation expense	20,466	108,561
Amortization of discounts on notes payable	56,756	12,655
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(58,451)	(1,584)
Decrease (Increase) in deposits and prepaid expenses	7,787	-
(Decrease) Increase in accounts payable and accrued liabilities	82,703	139,640
(Decrease) Increase in long-term liabilities	-	(987)
Net cash used in operating activities	(280,561)	(102,898)

Cash flows from investing activities
Receipt of payments from notes receivable	-	7,981
Purchase of property, plant and equipments	(53,713)	-
Net cash (used in) provided by investing activities	(53,713)	7,981

Financing activities
Repayment of notes payable	(32,240)	-
Proceeds from notes payable, net of original issue discounts	200,000	50,000
Proceeds from convertible notes payable, net of original issue discounts	157,750	-
Repayment of notes payable - related party	(20,000)	(172,000)
Proceeds from notes payable - related party	20,000	67,000
Proceeds from convertible notes payable - related party	20,000	-
Common stock payable	-	100
Issuances of common stock	-	50,000
Net cash provided by (used in) financing activities	345,510	(4,900)

Net increase (decrease) in cash	11,236	(99,817)
Cash - beginning	16,211	211,922
Cash - ending	$27,447	$112,105

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Debt discount due to common stock issued with note	$-	$14,386
Debt discount due to beneficial conversion feature	4,000	-
Interest capitalized as construction in progress	8,321	22,326

Blue Line Protection Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – History and organization of the company

The Company was originally organized on September 11, 2006 (Date of Inception) under the laws of the State of Nevada, as The Engraving Masters, Inc.  The Company was authorized to issue up to 100,000,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

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

Note 2 – Basis of presentation

Interim financial statements

The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation

Concentrations

The Company had five major customers which generated approximately 66% (23%, 16%, 10%, 9% and 8%) of total revenue in the three months ended March 31, 2016.

The Company had five major customers which generated approximately 67% (16%, 15%, 13%, 13% and 10% ) of total revenue in the three months ended March 31, 2015.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of $400,381 for the three months ended March 31, 2016 and had a working capital deficit of $1,850,603 as of March 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Contingencies

Contingencies

On December 28, 2015 Patrick Deparini, the Company’s former CFO resigned. Mr. Deparini purports his resignation was made pursuant to a termination clause for other than cause if he is required to undertake other responsibilities other then set forth in his employment agreement. Mr., Deparini claims through the date of his resignation he is owed a total of $154,000 in unreimbursed compensation, $575 in accrued authorized expenses and the remaining balance of his base salary as defined in the employment agreement in the amount of $179,000. As of December 31, 2015 the Company has accrued a total of $125,575. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of December 31, 2015 the Company accrued a total of $88,968. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of December 31, 2015 the Company accrued a total of $98,150.

Note 5 – Fixed assets and construction in progress

Fixed assets consisted of the following at:
	March 31, 2016	December 31, 2015

Automotive vehicles	$173,926	$173,926
F Furniture and equipment	46,068	46,068
F Fixed assets, total	219,994	219,994
Less Total : accumulated depreciation	(79,643)	(69,084)
Fixed assets, net	$140,351	$150,910

Depreciation expenses for the three months ended March 31, 2016 and 2015 were $10,559 and $10,277, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2015, approximately $363,377 in capital improvements and $33,762 of capitalized expenses have been made to the property.  As of March 31, 2016, the Company has not yet completed the construction on the property and it was not available and ready for use, accordingly, no depreciation expense has been recorded. As of March 31, 2016 and December 31, 2015, the balance of construction in progress was $1,209,173 and $1,147,139, respectively.

Note 6 – Notes payable

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of March 31, 2016 and December 31, 2015, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 6% per year and has a 5% per month penalty upon default. As of March 31, 2016 and December 31, 2015, the principal balance owed on this loan was $25,000 and $25,000, respectively.

On February 23, 2016 the Company signed a Merchant Agreement with a lender. Under the agreement we received $193,550 in exchange for rights to all customer receipts until the lender is paid $264,000, which is collected at the rate of $1,397 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. The Company paid $6,450 in fees in connection with this loan. The note was still outstanding as of March 31, 2016 with a balance of $228,801. The Company is amortizing the debt discount of $70,000 over the term of the loan. As of March 31, 2016 the unamortized discount was $59,944.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at March 31, 2016 was $10,000.

Convertible notes payable to non-related party

In January 2016 the Company borrowed $58,000 from an unrelated third party. The Company paid fees of $3,000 associated with this note which were recognized as a discount to the note.

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

In February 2016 the Company borrowed $110,000 from an unrelated third party. The Company paid fees of $7,250 associated with this note which were recognized as a discount to the note.

The loan has a maturity date of November 11, 2016 and bears interest at the rate of 10% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 24% per year.  The Lender is entitled, at its option, at any time after July 26, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 50% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date.   In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 35% instead of 50% while the “Chill” is in effect. In no event shall the Lender be allowed to effect a conversion if such con-version, along with all other shares of Company Common Stock beneficially owned by the Lender and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.  In the event the Company is not fully current in its filings with the Securities and Exchange Commission within 90 days from the date of the Note, the conversion discount shall be 35% instead of 50%.

Note 7 – Notes payable – related party

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of March 31, 2016 and December 31, 2015, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company  $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000 and as of March 31, 2016 and December 31, 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,122, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of March 31, 2016 and December 31, 2015, the principal balance owed on this loan was $54,622 and $54,622, respectively.

During 2015, the Company borrowed $43,575 from its former CFO. As of December 31, 2015 $43,000 of the loan had been repaid. The note is non-interest bearing, and due on demand. As of March 31, 2016 and December 31, 2015 the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the first quarter of 2016, the Company repaid $20,000 and borrowed an additional $20,000 from the related party.  As of March 31, 2016 and December 31, 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

Convertible notes payable to related party

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Through December 31, 2015, the Company borrowed a total of $415,000. As of March 31, 2016 and December 31, 2015, the principal balance owed on this Convertible Note is $435,000 and $415,000, respectively.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $190,040 was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of March 31, 2016 and December 31, 2015, a total of $46,700 and $56,185, respectively has been amortized and recorded as interest expense, leaving a balance of $88, 915 and $131,615 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $346,085 and $283,385 as of March 31, 2016 and December 31, 2015, respectively.

Aggregate amortization of debt discounts was $56,756 and $12,655 for the three months ended March 31, 2016 and 2015, respectively.

Note 8 – Long term notes payable

On July 15, 2014, the Company purchased a commercial building for $750,000, for which the Company made a down payment of $75,000 and financed the remaining $675,000 with a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of March 31, 2016 and December 31, 2015, the principal balance was $675,000 and a total of $57,729 and $49,292, respectively, in interest payments have been made.

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of March 31, 2016 and December 31, 2015, the total principal balance of the note is $15,857 and $16,898, respectively,  of which $11,795 and $12,836 is considered a long-term liability and $4,062 and $4,062 is considered a current liability.

Note 9 - Stockholders’ equity

The Company was originally authorized to issue 100,000,000 shares of common stock and 100,000,000 shares of preferred stock.  On May 6, 2014, the Company effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held.  Additionally, the number of authorized shares increased to 1,400,000,000 shares of common stock.  All references to share and per share amounts in the consolidated financial statements and these notes thereto have been retroactively restated to reflect the forward stock split.

Note 10 – Warrants and options

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes-Merton option valuation model.  The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.  Volatility is an estimate based on the calculated historical volatility of similar entities in industry, in size and in financial leverage, whose share prices are publicly available. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.  The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2016:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2015	17,256,738	$0.14
Exercised	-	$0.00
Cancelled	(246,667)	$0.21
Outstanding at March 31, 2016	17,010,071	$0.14
Options exercisable at December 31, 2015	8,150,896	$0.19
Options exercisable at March 31, 2016	8,150,896	$0.19

The following tables summarize information about stock options outstanding and exercisable at March 31, 2016 and December 31, 2015:

OPTIONS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2016
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	17,010,071	4.28	$0.14	8,150,896	$0.19
	17,010,071	4.28	$0.14	8,150,896	$0.19

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2015
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	17,256,738	4.47	$0.14	8,150,896	$0.19
	17,256,738	4.47	$0.14	8,150,896	$0.19

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the three months ended March 31, 2016 and 2015 was $20,466 and $108,561, respectively.

Note 11 – Subsequent Events

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

On April 18, 2016 and May 1, 2016, the Company’s Chief Executive Officer loaned the Company $40,000.  The loan is unsecured, due on demand and does not bear interest.

On May 3, 2016, the Company entered into,  an agreement with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) pursuant to which the Company sold to Hypur Ventures, in a private placement, 10,000,000 shares of the Company’s preferred stock,  at a purchase price of $0.05 per share for gross proceeds of $500,000.  The shares of Preferred Stock are convertible into shares of the Company’s common stock, .  The Preferred Stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Secretary of State.

Hypur Ventures has an option to purchase up to an additional 10,000,000 shares of Preferred Stock at a price of $0.05 per share.

For each share of Preferred Stock purchased by Hypur Ventures, the Company will issue a warrant for the purchase of one-half share of the Company’s Common Stock , at an exercise price of $0.10 per share.

The Preferred Stock is convertible at any time at the election of Hypur Ventures.  The Preferred Stock shall automatically convert to Common Stock if the closing price of the Company’s Common Stock equals or exceeds $.50 per share over any consecutive twenty day trading period.  The Preferred Stock terms include a one-time purchase price preference. No preferential dividends apply to the Preferred Stock.  The Preferred Stock attributes include weighted average anti-dilution protection, rights to appoint one director, pre-emptive rights to purchase future offerings of securities by the Company, demand and piggy-back registration rights.

The Company has reserved  thirty million shares of Common Stock that may be issued upon the conversion and/or exercise of the Preferred Stock and the Warrants.  The Preferred Stock to Hypur Ventures will be subject to the terms and conditions of the Certificate of Designation, as well as further documentation to be drafted in accordance with the terms and conditions agreed upon between the Company and Hypur Ventures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the three months ended March 31, 2016 approximately 84% of our revenue was derived from armed protection and transportation services.  The remaining6% of our revenue was derived from compliance .

The total market for marijuana, legal or otherwise, is estimated to exceed the economic value of corn and wheat combined.  Marijuana is widely considered the largest cash crop in the United States.  Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal marijuana industry that management expects to be worth over $50 billion by the year 2020.  Marijuana sales reportedly averaged about $1,000,000 per day in the first five days of legalization in Colorado, and fiscal-year 2014 sales exceeded $700,000,000.  California and Colorado each expect to collect tax revenue of approximately $120,000,000 during their 2016 fiscal years.

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

We do not grow, test or sell marijuana.

Armed Protection and Transportation

During the three months ended March 31, 2016, most of our revenue was derived from armed protection and transportation services.

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

We began our security and protection operations in Colorado in February 2014.  Since then, we have become the largest legal cannabis protection services company in the state.  We offer a fully integrated approach to managing the movement of cannabis and cash from growers through dispensaries via armed and armored transport, money processing, vaulting and related credit.  Money processing services generally include counting, sorting and wrapping currency.

We currently supply guards, protection and armed and armored transportation to approximately 60% of all the licensees in Colorado. We are focused on encompassing all compliance needs on behalf of our clients, as mandated by the State and Federal authorities for the protection, transport and sale of cannabis.

We also offer security monitoring, asset vaulting, and VIP and dignitary protection.

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	The Company new CEO has been soliciting new customers and raised the hourly rate charged
Gross profit, as a % of revenue	I	The Company has raised the hourly rate it charges for its services
General and Administrative expenses	I	During the three months ended March 31, 2015 there was an increase in travel and general office expense

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2016 and 2015 were:

	2016	2015

Cash used by operations	$(280,561)	$(102,898)
Loan payments	(52,240)	(172,000)
Loan proceeds	397,750	117,000
Purchase of property, plant and equipment	(53,713)	--
Sale of common stock	--	50,000
Other		100

Our material capital commitments over the next five year are as follows:

Description	2016	2017	2018	2019	2020	Total

Remodel building
we purchased in 2014	$400,000	--	--	--	--	$400,000

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2017.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

●	any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

During the next twelve months, we anticipate that we will incur approximately $2,000,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

Management considers the following policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Accounts receivable.  Accounts receivable are stated at the amount we expect to collect from outstanding balances and do not bear interest.  We provide for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates our accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Revenue recognition. As all of our Revenue is generated from services offerings. Revenue recognition is the same for each of our revenue streams.  We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured.

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

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measureable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2 to the financial statements included as part of this Report.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due material weaknesses identified.

Change in Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.     EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

May 23, 2016	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and Accounting Officer