Form 10-Q/A
period 2016-03-31
Blue Line Protection Group, Inc.
filed 2016-06-03
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated March 31, 2016, only furnishes the XBRL presentation not filed with the previous 10Q filed on May 23, 2016. No other changes, revisions, or updates were made to the original amended filing.

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

Note 5 – Fixed assets and construction in progress

Fixed assets consisted of the following at:
	March 31, 2016	December 31, 2015

Automotive vehicles	$173,926	$173,926
Furniture and equipment	46,068	46,068
Fixed assets, total	219,994	219,994
Total : accumulated depreciation	(79,643)	(69,084)
Fixed assets, net	$140,351	$150,910

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

BLUE LINE PROTECTION GROUP, INC.

June 2 , 2016	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and Accounting Officer