Form 10-Q
period 2016-06-30
Blue Line Protection Group, Inc.
filed 2016-08-22
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 18, 2016, the registrant had 126,348,026 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"), which are subject to the "safe harbor" created by those sections. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "should," "could," "predicts," "potential," "continue," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and equivalents	$20,562	$16,211
Accounts receivable, net	55,217	51,251
Accrued receivables	94,002	73,995
Prepaid expenses and deposits	8,736	20,669
Total current assets	178,517	162,126
Fixed assets:
Machinery and equipment, net	149,700	150,910
Construction in progress	-	1,147,139
Building and building improvements, net	1,513,184	-
Land	60,975	-
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	1,726,641	1,300,831
Total assets	1,905,158	$1,462,957

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$560,087	$332,169
Notes payable	329,338	75,000
Notes payable - related parties	288,347	213,347
Convertible notes - non related parties, net of discount	163,116	-
Convertible notes payable - related parties, net of unamortized discount	397,811	283,385
Current portion of long-term debt	679,112	679,062
Current liabilities of discontinued operations	1,335	1,335
Total current liabilities	2,419,146	1,584,298
Long-term liabilities:
Long-term debt	10,732	12,836
Total current liabilities	10,732	12,836
Total liabilities	2,429,878	1,597,134
Stockholders' deficit:
Convertible Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
10,000,000 and nil shares issued and outstanding as of June 30, 2016 and
December 31, 2015, respectively	10,000	-
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
125,248,026 and 125,248,026 issued and outstanding as of
June 30, 2016 and December 31, 2015, respectively	125,348	125,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares
as of June 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	4,806,969	4,276,291
Accumulated deficit	(5,467,050)	(4,535,829)
Total stockholders' deficit	(524,720)	(134,177)
Total liabilities and stockholders' deficit	1,905,158	$1,462,957

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue, net	$718,950	$780,150	$1,370,781	$1,300,381
Cost of revenue	(617,740)	(620,647)	(1,172,995)	(1,070,168)
Gross profit	101,210	159,503	197,786	230,213
Expenses:
Advertising	460	41	7,223	314
Depreciation	15,822	10,518	26,381	20,795
General and administrative expenses	471,777	780,795	882,642	1,189,936
Total expenses	488,059	791,354	916,246	1,211,045
Operating loss	(386,849)	(631,851)	(718,460)	(980,832)
Other expenses:
Interest expense	(143,993)	(14,602)	(212,761)	(39,137)
Interest income	-	855	-	2,911
Forgiveness of debt	-	(4,957)	-	(4,957)
Total other expenses	(143,993)	(18,704)	(212,761)	(41,183)
Net loss	(530,842)	(650,555)	(931,221)	(1,022,015)
Deemed dividend on Series A convertible preferred stock	(114,229)	-	(114,229)	-
Net loss attributable to common stockholders	$(645,071)	$(650,555)	$(1,045,450)	$(1,022,015)
Net loss per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net loss per share - fully-diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding - basic	125,348,026	122,029,005	125,348,026	123,134,171
Weighted average number of
common shares outstanding - fully diluted	125,348,026	130,915,253	125,348,026	130,519,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2016	2015
Operating activities
Net loss	$(931,221)	$(1,022,015)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	26,381	20,795
Stock-based compensation expense	38,438	662,622
Amortization of discounts on notes payable	140,321	14,286
Changes in operating assets and liabilities:
Increase in accounts receivable	(23,973)	(71,655)
Decrease in deposits and prepaid expenses	11,933	-
Increase in accounts payable and accrued liabilities	211,183	141,861
Decrease in long-term liabilities	-	(1,981)
Net cash used in operating activities	(526,938)	(256,087)

Cash flows from investing activities
Receipt of payments from notes receivable	-	30,017
Purchase of fixed assets	(435,456)	(3,385)
Net cash (used in) provided by investing activities	(435,456)	26,632

Financing activities
Proceeds from convertible notes payable, net of issue discounts	157,750	-
Repayments from notes payable - related party	(60,000)	-
Proceeds from notes payable	339,360	75,075
Repayment of notes payable	(123,311)	(172,000)
Proceeds from notes payable - related party	135,000	87,425
Proceeds from convertible notes payable - related party	20,000	-
Principal payments on auto debt	(2,054)	-
Issuances of preferred stock	500,000	-
Issuances of common stock	-	50,000
Net cash provided by financing activities	966,745	40,500

Net increase (decrease) in cash	4,351	(188,955)
Cash - beginning	16,211	211,922
Cash - ending	$20,562	$22,967

Supplemental disclosures:
Interest paid	$45,210	$-
Income taxes paid	-	-

Non-cash transactions:
Debt discount due to common stock issued with note	$-	$14,386
Debt discount due to beneficial conversion feature	2,240	-
Interest capitalized as construction in progress	16,735	-
Deemed dividend on Series A convertible preferred stock	114,229	-

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

On March 14, 2014, the Company acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 ("Blue Line Colorado"), as a wholly-owned subsidiary of the Company.  Blue Line Colorado provides protection, compliance and financial services to the lawful cannabis industry.

On May 2, 2014, the Company changed its name from The Engraving Masters, Inc. to Blue Line Protection Group, Inc. ("BLPG")

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation

Concentrations

The Company had 5 major customers which generated approximately 64% (23%, 15%, 9%, 9% and 8%) of total revenue in the six months ended June 30, 2016.

The Company had 5 major customers which generated approximately 61% (15%, 14%, 12%, 10% and 10%) of total revenue in the six months ended June 30, 2015.

Note 3– Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of $931,221 for the six months ended June 30, 2016, accumulated deficit of $5,467,050 and had a working capital deficit of $2,240,629 as of June 30, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Contingencies

Contingencies

On December 28, 2015 Patrick Deparini, the Company's former CFO resigned. Mr. Deparini purports his resignation was made pursuant to a termination clause for other than cause if he is required to undertake other responsibilities other then set forth in his employment agreement. Mr., Deparini claims through the date of his resignation he is owed a total of $154,000 in unreimbursed compensation, $575 in accrued authorized expenses and the remaining balance of his base salary as defined in the employment agreement in the amount of $179,000. As of December 31, 2015 the Company has accrued a total of $125,575 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of December 31, 2015 the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

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

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company has represented that it has cancelled the agreement and the shares are not owed the consultant. As of June 30, 2016 there is no payable recorded.

Note 5 – Fixed assets and construction in progress

Machinery and equipment consisted of the following at:
	June 30, 2016	December 31, 2015

Automotive vehicles	$194,882	$173,926
Furniture and equipment	46,068	46,068

Fixed assets, total	240,900	219,994
Total : accumulated depreciation	(91,250)	(69,084)
Fixed assets, net	$149,700	$150,910

Total depreciation expenses for the six months ended June 30, 2016 and 2015 were $26,381 and $20,795, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due in full on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2015, approximately $363,377 in capital improvements and $33,762 of capitalized expenses have been made to the property.  As of June 30, 2016, the Company has completed the construction on the property and it was available and ready for use, accordingly. As of June 30, 2016 and December 31, 2015, the balance of construction in progress was $0 and $1,147,139, respectively. The net book value of the building and improvements was $1,513,184 as of June 30, 2016.

Note 6 – Notes payable

Notes payable to non-related parties

On July 15, 2014, the Company purchased a commercial building for $750,000, for which the Company made a down payment of $75,000 and financed the remaining $675,000 with a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is orginally due in full on July 31, 2016.  On June 30, 2016, the Company extended the maturity date to October 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of June 30, 2016 and December 31, 2015, the principal balance was $675,000 and a total of $16,875 and $49,292, respectively, in interest payments have been made.

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of June 30, 2016 and December 31, 2015, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 6% per year and has a 5% per month penalty upon default. As of June 30, 2016 and December 31, 2015, the principal balance owed on this loan was $25,000 and $25,000, respectively.

On February 23, 2016 the Company signed a Merchant Agreement with a lender. Under the agreement we received $193,550 in exchange for rights to all customer receipts until the lender is paid $264,000, which is collected at the rate of $1,397 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. The Company paid $6,450 in fees in connection with this loan. The note was still outstanding as of June 30, 2016 with a balance of $170,878. The Company is amortizing the debt discount of $70,000 over the term of the loan. As of June 30, 2016 the unamortized discount was $33,871.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2016 was $10,000.

On April 1, 2016 the Company borrowed $144,000 from an unrelated third party.  The loan bears interest at a rate of 24.25% per year and is due and payable on March 27, 2017. The Company paid $8,640 in fees in connection with this loan. The note was still outstanding as of June 30, 2016 with a balance of $113,811. The Company is amortizing the debt discount of $8,640 over the term of the loan. As of June 30, 2016 the unamortized discount was $6,480.

Convertible notes payable to non-related party

In January 2016 the Company borrowed $58,000 from an unrelated third party. The Company paid fees of $3,000 associated with this note which were recognized as a discount to the note.  The note was still outstanding as of June 30, 2016 with a balance of $58,000. The Company is amortizing the debt discount of $3,000 over the term of the loan. For the six months ended June 30, 2016, the Company recognized amortization expenses of $1,662 and as of June 30, 2016 the unamortized discount was $1,338.

The loan has a maturity date of November 1, 2016 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid loan amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after July 26, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. This loan had not be repaid as of June 30, 2016.

The Company may prepay this note according to the following schedule:

Payment date
on or before	Payment Amount

May 27, 2016	$69,600
June 26, 2016	$75,400
July 26, 2016	$78,300

After July 26, 2016, the Company may not prepay the note.

In February 2016 the Company borrowed $110,000 from an unrelated third party. The Company paid fees of $7,250 associated with this note which were recognized as a discount to the note. The Company paid $7,250 in fees in connection with this loan. The note was still outstanding as of June 30, 2016 with a balance of $110,000 The Company is amortizing the debt discount of $7,250 over the term of the loan. For the six months ended June 30, 2016, the Company recognized amortization expenses of $3,704 and as of June 30, 2016 the unamortized discount was $3,546.

The loan has a maturity date of November 11, 2016 and bears interest at the rate of 10% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 24% per year.  The Lender is entitled, at its option, at any time after July 26, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 50% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date.   In the event the Company experiences a DTC "Chill" on its shares, the conversion price shall be decreased to 35% instead of 50% while the "Chill" is in effect. In no event shall the Lender be allowed to effect a conversion if such con-version, along with all other shares of Company Common Stock beneficially owned by the Lender and its affiliates would exceed 9.9% of the outstanding shares of the Common Stock of the Company.  In the event the Company is not fully current in its filings with the Securities and Exchange Commission within 90 days from the date of the Note, the conversion discount shall be 35% instead of 50%.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of June 30, 2016 and December 31, 2015, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000 and as of June 30, 2016 and December 31, 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,122, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of June 30, 2016 and December 31, 2015, the principal balance owed on this loan was $54,622 and $54,622, respectively.

During 2015, the Company borrowed $43,575 from its former CFO. As of December 31, 2015 $43,000 of the loan had been repaid. The note is non-interest bearing, and due on demand. As of June 30, 2016 and December 31, 2015 the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the six months ended June 30, 2016, the Company repaid $60,000 and borrowed an additional $135,000 from the related party.  As of June 30, 2016 and December 31, 2015, the principal balance owed on this loan was $105,000 and $30,000, respectively.

Convertible notes payable to related party

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Through December 31, 2015, the Company borrowed a total of $415,000. During the six month ended June 30, 2016, we borrowed an additional $20,000 from related party convertible notes. As of June 30, 2016 and December 31, 2015, the principal balance owed on this Convertible Note is $435,000 and $415,000, respectively.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $190,040 was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of June 30, 2016 and December 31, 2015, a total of $96,666 and $56,185, respectively has been amortized and recorded as interest expense, leaving a balance of $37,189 and $131,615 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $397,811 and $283,385 as of June 30, 2016 and December 31, 2015, respectively.

Aggregate amortization of debt discounts was $96,666 and $14,286 for the six months ended June 30, 2016 and 2015, respectively.

Note 8 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of June 30, 2016 and December 31, 2015, the total principal balance of the note is $14,844 and $16,898, respectively, of which $10,732 and $12,836 is considered a long-term liability and $4,112 and $4,062 is considered a current liability.

Note 9 - Stockholders' equity

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

On May 3, 2016, the Company entered into, an agreement with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company sold to Hypur Ventures, in a private placement, 10,000,000 shares of the Company's preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for gross proceeds of $500,000.  The shares of Preferred Stock are convertible into shares of the Company's common stock.  The Preferred Stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $114,229. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Hypur Ventures has an option to purchase up to an additional 10,000,000 shares of Preferred Stock and 5,000,000 common stock warrants at a price of $0.05 per share.

For each share of Preferred Stock purchased by Hypur Ventures, the Company will issue a warrant for the purchase of one-half share of the Company's Common Stock, at an exercise price of $0.10 per share.

The Preferred Stock is convertible at any time at the election of Hypur Ventures.  The Preferred Stock shall automatically convert to Common Stock if the closing price of the Company's Common Stock equals or exceeds $.50 per share over any consecutive twenty day trading period.  The Preferred Stock terms include a one-time purchase price preference. No preferential dividends apply to the Preferred Stock.  The Preferred Stock attributes include weighted average anti-dilution protection, rights to appoint one director, pre-emptive rights to purchase future offerings of securities by the Company, demand and piggy-back registration rights.

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

Note 10 – Options

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

The following is a summary of the Company's stock option activity for the six months ended June 30, 2016:
	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2015	17,256,738	$0.14
Exercised	-	$0.00
Cancelled	(293,333)	$0.20
Outstanding at June 30, 2016	16,963,405	$0.14
Options exercisable at December 31, 2015	8,150,896	$0.19
Options exercisable at June 30, 2016	8,244,229	$0.19

The following tables summarize information about stock options outstanding and exercisable at June 30, 2016 and December 31, 2015:

OPTIONS OUTSTANDING AND EXERCISABLE AT June 30, 2016
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	16,963,405	3.98	$0.14	8,244,229	$0.19

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2015
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	17,256,738	4.47	$0.14	8,150,896	$0.19

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the six months ended June 30, 2016 and 2015 was $38,438 and $206,344, respectively.

Note 11 – Subsequent Events

On August 8, 2016 the Company signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for rights to all customer receipts until the lender is paid $136,000, which is collected at the rate of $810 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. The Company paid $2,000 in fees in connection with this loan.

On August 8, 2016 Company entered into an arrangement with a related party, whereby the Company borrowed $52,000 in Convertible Notes. The Convertible Note bears interest at a rate of 18% per annum and is convertible into shares of the Company's common stock at a per share conversion price equal to the lower of $0.025 or 60% of the closing price the day prior to the conversion.

In August 2016 the Company issued 1,000,000 shares of common stock to a consultant for business advisory services,

PART I

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report.

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the "Company").

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the six months ended June 30, 2016 approximately 94% of our revenue was derived from armed protection and transportation services.  The remaining 6% of our revenue was derived from other services.

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

Cultivation facilities are the producers of legal cannabis that eventually make its way to consumers.  Growers' operations typically span a large geographic footprint, making them susceptible to theft, as are shipments from the growers to testing laboratories or to retail dispensaries.  Additionally, due to current federal marijuana legislation and banking environment, growers are finding it increasingly difficult to secure their cash, purchase equipment and obtain financing for expansion.

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

We do not grow, test or sell marijuana.

Armed Protection and Transportation

During the six months ended June 30, 2016, most of our revenue was derived from armed protection and transportation services.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended June 30, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	D	Termination of old security agreements which were not profitable
Gross profit, as a % of revenue	D	Security agreements which were not profitable
General and Administrative expenses	D	Better cost containment

Material changes in line items in our Statement of Operations for the six months ended June 30, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Providing security services for special events
Gross profit, as a % of revenue	D	Additional costs for hiring and training personnel
General and Administrative expenses	D	Streamlining operations and cost containment measures

Capital Resources and Liquidity

Our material sources and <uses> of cash during the six months ended June 30, 2016 and 2015 were:

	2016	2015

Cash used by operations	$(526,938)	$(256,087)
Payments from notes receivable	-	30,017
Purchase of property, plant and equipment	(435,456)	(3,385)
Loan payments	(185,365)	(172,000)
Loan proceeds	652,110	162,500
Sale of preferred stock	500,000	--
Sale of common stock	--	50,000

Our material capital commitments over the next five year are as follows:

Description	2016	2017	2018	2019	2020	Total

Remodel building
we purchased in 2014	$400,000	--	--	--	--	$400,000

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2017.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
●	any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

During the next twelve months, we anticipate that we will incur approximately $1,900,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the material weaknesses identified at the audit.

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

BLUE LINE PROTECTION GROUP, INC.

August 22, 2016	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial
and Accounting Officer