Form 10-Q/A
period 2016-06-30
Blue Line Protection Group, Inc.
filed 2016-08-24
CIK 1416697

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated June 30, 2016, only furnishes the XBRL presentation not filed with the previous 10Q filed on August 22, 2016. No other changes, revisions, or updates were made to the original amended filing.

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

In August 2016 the Company issued 1,000,000 shares of common stock to a consultant for business advisory services.

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

BLUE LINE PROTECTION GROUP, INC.

August 23 , 2016	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial
and Accounting Officer