Form 10-Q
period 2016-09-30
Blue Line Protection Group, Inc.
filed 2016-11-21
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-35902

BLUE LINE PROTECTION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5765 Logan St. Denver, CO	80216
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

As of November 15, 2016, the registrant had 126,348,026 outstanding shares of common stock.

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

PART I

ITEM 1     FINANCIAL STATEMENTS

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and equivalents	$-	$16,211
Accounts receivable, net	119,770	51,251
Accrued receivables	46,157	73,995
Prepaid expenses and deposits	70,186	20,669
Total current assets	236,113	162,126
Fixed assets:
Machinery and equipment, net	145,057	150,910
Construction in progress	-	1,147,139
Building and building improvements, net	1,568,857	-
Land	60,975	-
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	1,777,671	1,300,831
Total assets	2,013,784	$1,462,957
Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$165,952	$-
Accounts payable and accrued liabilities	376,885	332,169
Notes payable	373,028	75,000
Notes payable - related parties	385,846	213,347
Convertible notes payable - related parties, net of unamortized discount	500,822	283,385
Current portion of long-term debt	679,137	679,062
Current liabilities of discontinued operations	1,335	1,335
Total current liabilities	2,483,005	1,584,298
Long-term liabilities:
Long-term debt	9,689	12,836
Total long term liabilities	9,689	12,836
Total liabilities	2,492,694	1,597,134
Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 and nil shares issued and outstanding as of September 30, 2016 and
December 31, 2015, respectively	20,000	-
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
126,348,026 and 125,348,026 issued and outstanding as of
September 30, 2016 and December 31, 2015, respectively	126,348	125,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares
as of September 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	5,287,537	4,276,291
Accumulated deficit	(5,912,808)	(4,535,829)
Total stockholders' deficit	(478,910)	(134,177)
Total liabilities and stockholders' deficit	2,013,784	$1,462,957

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue, net	$728,238	$773,484	$2,099,019	$2,073,865
Cost of revenue	(620,259)	(540,576)	(1,793,254)	(1,634,608)
Gross profit	107,979	232,908	305,765	439,257
Expenses:
Advertising	1,933	3,000	9,156	3,314
Depreciation	24,724	10,558	51,105	31,353
General and administrative expenses	403,826	475,016	1,286,468	1,641,088
Total expenses	430,483	488,574	1,346,729	1,675,755
Operating loss	(322,504)	(255,666)	(1,040,964)	(1,236,498)
Other income (expenses):
Interest expense	(123,254)	(14,524)	(336,015)	(40,019)
Interest income	-	195	-	3,106
Forgiveness of long term debt	-	5,539	-	582
Total other income (expenses)	(123,254)	(8,790)	(336,015)	(36,331)
Net loss	(445,758)	(264,456)	(1,376,979)	(1,272,829)
Deemed dividend on Series A convertible preferred stock	-	-	(114,229)	-
Net loss attributable to common stockholders	$(445,758)	$(264,456)	$(1,491,208)	$(1,272,829)
Net loss per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - fully-diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding - basic	126,348,026	126,575,282	126,231,238	125,204,110
Weighted average number of
common shares outstanding - fully diluted	126,348,026	131,299,521	126,231,238	131,833,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
Operating activities
Net loss	$(1,376,979)	$(1,272,829)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	51,105	29,833
Stock-based compensation expense	85,006	468,490
Amortization of debt discount	210,406	32,535
Penalty interest	71,684	-
Forgiveness of notes payable	-	(2,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(40,681)	(84,244)
Increase in deposits and prepaid expenses	(49,517)	-
Increase in accounts payable and accrued liabilities	19,473	400,980
Decrease in long-term liabilities	-	(2,614)
Net cash used by operating activities	(1,029,503)	(429,849)

Cash flows from investing activities
Receipt of payments from notes receivable	-	46,451
Purchase of fixed assets	(502,702)	(29,963)
Net cash provided (used) by investing activities	(502,702)	16,488

Financing activities
Proceeds from notes payable - related party	307,500	87,425
Repayments from notes payable - related party	(135,000)	-
Proceeds from convertible note - related party, net of original issue discount	95,000	250,000
Proceeds from notes payable	532,360	75,075
Repayment of notes payable	(309,812)	(192,425)
Proceeds from convertible note, net of original issue discount	157,750	-
Repayment of convertible note	(168,000)	-
Penalty payment	(71,684)	-
Payments on auto loan	(3,072)	-
Sale of preferred stock, net of issuance costs	945,000	-
Sale of common stock	-	50,000
Cash overdraft	165,952	-
Net cash provided by financing activities	1,515,994	270,075

Net decrease in cash	(16,211)	(143,286)
Cash - beginning	16,211	211,922
Cash - ending	$-	$68,636

Supplemental disclosures:
Interest paid	$27,400	$-

Non-cash transactions:
Debt discount due to beneficial conversion feature	$2,240	$100,551
Interest capitalized as construction in progress	$25,243	$-
Forgiveness of accrued salary based on settlement	$-	$123,994
Deemed dividend beneficial conversion feature on convertible preferred stock	$114,229	$-

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

On May 2, 2014, the Company changed its name from The Engraving Masters, Inc. to Blue Line Protection Group, Inc. ("BLPG")

On May 6, 2014, the Company effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held.  Additionally, the authorized capital of the Company concurrently increased to 1,400,000,000 shares of common stock.  All references to share and per share amounts in the condensed consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

The Company provides armed protection, logistics, and compliance services for businesses engaged in the legal cannabis industry.  The Company offers asset logistic services, such as armored transportation service; security services, including shipment protection, money escorts, security monitoring, asset vaulting, VIP and dignitary protection, financial services, such as handling transportation and storage of currency; training; and compliance services.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Concentrations

The Company had 5 major customers which generated approximately 63% (23%, 15%, 9%, 9% and 7%) of total revenue in the nine months ended September 30, 2016.

The Company had 5 major customers which generated approximately 59% (16%, 15%, 11%, 9% and 8%) of total revenue in the nine months ended September 30, 2015.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of $(1,376,979) for the nine months ended September 30, 2016, accumulated deficit of $(5,912,808) and had a working capital deficit of $(2,246,892) as of September 30, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of September 30, 2016 there was no payable recorded.

Note 5 – Fixed assets and construction in progress

Machinery and equipment consisted of the following at:
	September 30, 2016	December 31, 2015

Automotive vehicles	$194,882	$173,926
Furniture and equipment	53,314	46,068
Fixed assets, total	248,196	219,994
Total : accumulated depreciation	(103,139)	(69,084)
Fixed assets, net	$145,057	$150,910

Total depreciation expenses for the nine months ended September 30, 2016 and 2015 were $51,105 and $31,353, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2015, approximately $363,377 in capital improvements and $33,762 of capitalized expenses have been made to the property.  As of September 30, 2016, the Company has completed the construction on the property and it was available and ready for use, accordingly. As of September 30, 2016 and December 31, 2015, the balance of construction in progress was $0 and $1,147,139, respectively. The net book value of the building and improvements was $1,568,857 as of September 30, 2016.

Note 6 – Notes payable

Notes payable to non-related parties

On July 15, 2014, the Company purchased a commercial building for $750,000, for which the Company made a down payment of $75,000 and financed the remaining $675,000 with a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is originally due in full on July 31, 2016.  On June 30, 2016, the Company extended the maturity date to October 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  As of September 30, 2016 and December 31, 2015, the principal balance was $675,000 and a total of $74,609 and $49,292, respectively, in interest payments have been made.

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of September 30, 2016 and December 31, 2015, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 6% per year and has a 5% per month penalty upon default. As of September 30, 2016 and December 31, 2015, the principal balance owed on this loan was $25,000 and $25,000, respectively.

On February 23, 2016 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $193,550 in exchange for rights to all customer receipts until the lender is paid $264,000, which is collected at the rate of $1,397 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. The Company paid $6,450 in fees in connection with this loan. During the nine months ended September 30, 2016, the Company made $212,318 repayment to the loan. The note was still outstanding as of September 30, 2016 with a balance of $51,682. The Company is amortizing the debt discount of$70,000 over the term of the loan. As of September 30, 2016 the unamortized discount was $13,796.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at September 30, 2016 was $10,000.

On April 1, 2016 the Company borrowed $144,000 from an unrelated third party.  The loan bears interest at a rate of 24.25% per year and is due and payable on March 27, 2017. The Company paid $8,640 in fees in connection with this loan. During the nine months ended September 30, 2016, the Company made repayment of $65,113 to the loan. The note was still outstanding as of September 30, 2016 with a balance of $78,887. The Company is amortizing the debt discount of $8,640 over the term of the loan. As of September 30, 2016 the unamortized discount was $4,272.

On August 8, 2016 the Company signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for rights to all customer receipts until the lender is paid $136,000, which is collected at the rate of $810 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. The Company paid $2,000 in fees in connection with this loan. During the nine months ended September 30, 2016, the Company made $32,381 to the loan. The note was still outstanding as of September 30, 2016 with a balance of $103,619. The Company is amortizing the debt discount of $38,000 over the term of the loan. As of September 30, 2016 the unamortized discount was $29,430.

On September 21, 2016, the Company borrowed $100,000 from a non-affiliated person.  The loan is due and payable on December 21, 2016 and bears interest at 60% per annum. The principal balance owed on this loan at September 30, 2016 was $100,000. The Company paid $5,000 in fees in connection with this loan which the Company is amortizing as debt issuance costs over the term of the loan. As of September 30, 2016 the unamortized discount was $4,505.

Convertible notes payable to non-related party

In January 2016 the Company borrowed $58,000 from an unrelated third party. The Company paid fees of $3,000 associated with this note which were recognized as a discount to the note.  The Company is amortizing the debt discount of $3,000 over the term of the loan. For the nine months ended September 30, 2016, the Company recognized amortization expenses of $3,000.

The loan has a maturity date of November 1, 2016 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid loan amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after July 26, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The Company was funded on February 3, 2016, and the note is not convertible till 180 days after the issuance date, which is August 1, 2016. The Company repaid the loan in full on July 27, 2016 with the premium of $20,300.

In February 2016 the Company borrowed $110,000 from an unrelated third party. The Company paid fees of $7,250 associated with this note which were recognized as a discount to the note. The Company paid $7,250 in fees in connection with this loan. The Company is amortizing the debt discount of $7,250 over the term of the loan. For the nine months ended September 30, 2016, the Company recognized amortization expenses of $7,500.

The loan has a maturity date of November 11, 2016 and bears interest at the rate of 10% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 24% per year.  The Lender is entitled, at its option, at any time after August 9, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 50% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. The Company paid premium of $51,384 to postpone the lender's conversion right to August 25, 2016. The Company repaid the loan in full on August 23, 2016 and there's no outstanding balance as of September 30, 2016.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of September 30, 2016 and December 31, 2015, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000 and as of September 30, 2016 and December 31, 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,122, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of September 30, 2016 and December 31, 2015; the principal balance owed on this loan was $54,622 and $54,622, respectively.

During 2015, the Company borrowed $43,575 from its former CFO. As of December 31, 2015 $43,000 of the loan had been repaid. The note is non-interest bearing, and due on demand. As of September 30, 2016 and December 31, 2015 the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the nine months ended September 30, 2016, the Company repaid $135,000 and borrowed an additional $135,000 from the related party.  As of September 30, 2016 and December 31, 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at September 30, 2016 was $73,000.

On August 8, 2016, the Company entered into, an promissory note  with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. The loan was due and payable on August 10, 2017 and bears interest at 18% per annum. The principal balance owed on this loan at September 30, 2016 was $52,000.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. The principal balance owed on this loan at September 30, 2016 was $47,500.

Convertible notes payable to related party

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Through December 31, 2015, the Company borrowed a total of $415,000. During the nine month ended September 30, 2016, we borrowed an additional $20,000 from related party convertible notes. As of September 30, 2016 and December 31, 2015, the principal balance owed on this Convertible Note is $435,000 and $415,000, respectively.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2016 was $75,000.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $190,040 was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of September 30, 2016 and December 31, 2015, a total of $124,667 and $56,185, respectively has been amortized and recorded as interest expense, leaving a balance of $9,178 and $131,615 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $500,822 and $283,385 as of September 30, 2016 and December 31, 2015, respectively.

Aggregate amortization of debt discounts was $124,677 and $131,615 for the nine months ended September 30, 2016 December 31, 2015, respectively.

Note 8 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of September 30, 2016 and December 31, 2015, the total principal balance of the note is $13,826 and $16,898, respectively, of which $9,689 and $12,836 is considered a long-term liability and $4,136 and $4,062 is considered a current liability.

Note 9 – Stockholders' equity

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

Between July and August of 2016 Hypur Ventures purchased an additional 10,000,000 shares of the Company's preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for net proceeds of $445,000, net of legal fees of $55,000.  The shares of Preferred Stock are convertible into shares of the Company's common stock.  The Preferred Stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it does not contain a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $0.The Preferred Stock is convertible at any time at the election of Hypur Ventures.  The Preferred Stock shall automatically convert to Common Stock if the closing price of the Company's Common Stock equals or exceeds $.50 per share over any consecutive twenty day trading period.  The Preferred Stock terms include a one-time purchase price preference. No preferential dividends apply to the Preferred Stock.  The Preferred Stock attributes include weighted average anti-dilution protection, rights to appoint one director, pre-emptive rights to purchase future offerings of securities by the Company, demand and piggy-back registration rights.

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

In February, the Company entered a consultant agreement for business advisory services. In August 2016 the Company issued 1,000,000 shares of common stock to a consultant for business advisory services valued at $28,000.

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

The following is a summary of the Company's stock option activity for the nine months ended September 30, 2016:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2015	17,256,738	$0.14
Exercised	-	$0.00
Cancelled	(380,000)	$0.19
Outstanding at September 30, 2016	16,876,738	$0.14
Options exercisable at December 31, 2015	8,150,896	$0.19
Options exercisable at September 30, 2016	8,394,229	$0.20

The following tables summarize information about stock options outstanding and exercisable at September 30, 2016 and December 31, 2015:

OPTIONS OUTSTANDING AND EXERCISABLE AT SEPTEMBER 30, 2016
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	16,876,738	3.72	3	$0.14	11,101,420	$0.16

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2015
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	17,256,738	4.47	$0.14	8,150,896	$0.19

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the nine months ended September 30, 2016 and 2015 was $57,006 and $250,528, respectively.

Note 11 – Subsequent Events

On October 27, 2016 the Company sold its building located at 5765 Logan Street, Denver, Colorado to an unrelated third party for $1,400,000.  The Company repaid the mortgage on the building in the amount of $677,681.  After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month.

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the nine months ended September 30, 2016 approximately 97% of our revenue was derived from armed protection and transportation services.  The remaining 3% of our revenue was derived from other services.

It is estimated that the total market for marijuana, legal or otherwise, will exceed the economic value of corn and wheat combined.  Marijuana is widely considered the largest cash crop in the United States.  Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal marijuana industry.

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

We do not grow, test or sell marijuana.

Armed Protection and Transportation

During the nine months ended September 30, 2016, most of our revenue was derived from armed protection and transportation services.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	D	Termination of old security agreements which were not profitable
Gross profit, as a % of revenue	D	Security agreements which were not profitable
General and Administrative expenses	D	Better cost containment

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Providing security services for special events
Gross profit, as a % of revenue	D	Additional costs for hiring and training personnel
General and Administrative expenses	D	Streamlining operations and cost containment measures

Capital Resources and Liquidity

Our material sources and <uses> of cash during the nine months ended September 30, 2016 and 2015 were:

	2016	2015

Cash used by operations	$(1,029,503)	$(429,849)
Purchase of property, plant and equipment	(502,702)	(29,963)
Receipt of payments from notes receivable	--	46,451
Loan payments	(687,568)	(192,425)
Loan proceeds	1,092,610	412,500
Sale of preferred stock	945,000	--
Sale of common stock	--	50,000
Cash overdraft	165,952	--

As of September 30, 2016 we did not have any material capital commitments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending September 30, 2017.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
●	any significant changes in our expected sources and uses of cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the material weaknesses identified at the audit.

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

BLUE LINE PROTECTION GROUP, INC.

November 17, 2016	By:	/s/ Daniel Allen
Daniel Allen
Principal Executive, Financial and Accounting Officer