Form 10-K
period 2016-12-31
Blue Line Protection Group, Inc.
filed 2017-04-07
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ______________ to ______________

Commission File Number: 000-52942

BLUE LINE PROTECTION GROUP, INC.
(Name of small business issuer in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5765 Logan Street Denver, CO	80216
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (800) 844-5576

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2016 was approximately $3,355,000.

As of March 31, 2017 the registrant had 127,348,026 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.
FORM 10-K
For the year ended December 31, 2016

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the year ended December 31, 2016 approximately 90% of our revenue was derived from armed protection and transportation services.  The remaining 10% of our revenue was derived from compliance (5%), and other services (5%).

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

Compliance

Laws concerning business procedures and practices are changing across the nation. It's hard to keep up with all the changes, and business owners have to balance their day-to-day operations with remaining compliant with and responsive to regulatory agencies.  Blue Line Protection Group provides daily on-site compliance verification to ensure that local business owners are operating lawful and inspection-ready establishments.  Our security experts, trained in crime prevention through environmental design (CPTED) techniques, can provide crucial advice about enhancing the interior and exterior security of your establishment.

We communicate regularly with local and national government representatives to ensure that we remain the top-tier security and protection group in the nation.  Retail establishments aren't the only ones who have to remain compliant with the pertinent laws - we do, as well.

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

Industry Background

The total market for marijuana, legal or otherwise, is estimated to exceed the economic value of corn and wheat combined.  Marijuana is widely considered the largest cash crop in the United States.  Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal marijuana industry that management expects to be worth over $50 billion by the year 2020.  California and Colorado each expect to collect tax revenue of approximately $300,000,000 during their 2017 fiscal years.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.  There are currently 28 states and the District of Columbia allowing its citizens to use Medical Marijuana.  Additionally, 8 states and Washington D.C. have legalized cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, the new Trump administration could change this policy and decide to enforce the federal laws strongly.  Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits.  Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

Number of total employees and number of full time employees

As of March 31, 2017, we have approximately 85 full and part-time employees, 95% of whom are former military or law enforcement professionals.

Properties

On July 15, 2014, the Company purchased a commercial building in Denver, Colorado for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2015, approximately $363,377 in capital improvements and $33,762 of capitalized expenses have been made to the property.  As of September 30, 2016, the Company has completed the construction on the property and it was available and ready for use, accordingly. As of December 31, 2016 and 2015, the balance of construction in progress was $1,147,139 and $0, respectively. During the years ended December 31, 2016 and 2015, $14,078 and $33,762 of interest expense was capitalized as construction in progress.

On October 27, 2016 the Company sold its building in Denver, Colorado to an unrelated third party for $1,313,961 net of closing cost of $86,039.Up till the date of sale the Company had recorded depreciation expense on the building of $20,868.  The Company repaid the mortgage on the building in the amount of $677,681 and recognized a loss on the sale of the building of $312,053. The Company received net cash proceeds of $722,319. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

See Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2015	High	Low

First Quarter	$0.24	$0.21
Second Quarter	$0.05	$0.05
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.03	$0.03

Year ended December 31, 2016	High	Low

First Quarter	$0.04	$0.02
Second Quarter	$0.06	$0.02
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.08	$0.02

As of March 30, 2017, we had outstanding shares of common stock held by approximately 280 shareholders of record.  Our transfer agent is: Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth below under this caption constitute forward-looking statements. See "Forward-Looking Statements" preceding Item 1 of this Annual Report on Form 10-K for additional factors relating to such statements.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report.

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	More security for special events, private parties and transport of cash
Advertising expenses	D	Cost reduction measures
General and Administrative expenses	I	Increased Rent, insurance, professional and consulting fees
Loss on disposal of assets	I	The Company sold its building in 2016 and recognized a loss

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2016 and 2015 were:

	2016	2015

Cash (used by) operations	$(1,469,877)	$(682,630)
Loan payments	(918,686)	(192,117)
Loan proceeds	1,192,610	603,575
Sale of building	722,319	--
Construction of building improvements	(485,665)	(14,824)
Purchase of property, plant and equipment	(28,202)	(6,166)
Sale of common stock	--	50,000
Sale of preferred stock	945,000	--
Other	30,462	--

General

Our material capital commitments over the next five years are as follows:

On October 27, 2016 the Company sold its building located at 5765 Logan Street, Denver, Colorado to an unrelated third party for $1,400,000.  The Company repaid the mortgage on the building in the amount of $677,681.  After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease.

Future minimum lease payments:
2017	$120,200
2018	122,604
2019	125,056
2020	127,557
2021	130,108
2022 and thereafter	654,539
Total minimum lease payments	$1,280,064

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2017.

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

During the next 12 months, we anticipate that we will incur approximately $775,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

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

See our 8-K reports dated July 17, 2015 and July 29, 2015 for further information.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016 for the same reasons that our internal control over financial reporting was not effective:

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,
●	Lack of control procedures that include multiple levels of supervision and review, and
●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company's management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Management Changes

The following shows the changes in our management during the two years ended December 31, 2016:

Elected (E)
Appointed (A)
Resigned (R)
Name	Terminated (T)	Position	Date

David Uddman	R	President and a Director	2-19-14
Jolene Uddman	R	Treasurer and a Director	2-19-14
Ted Daniels	A	Director	2-19-14
Ted Daniels	R	Director	3-13-14
Dan Sullivan	A	Director	2-19-14
Dan Sullivan	R	Director	3-13-14
Sean Campbell	A	Director	3-13-14
Sean Campbell	A	Chief Executive Officer	3-14-14
Ted Daniels	A	Vice President of Marketing	3-14-14
Dan Sullivan	A	Vice President of Sales	3-14-14
Ricky Bennett	A	Vice President of Operations	3-24-14
Patrick Deparini	A	Chief Financial and Accounting Officer	8-01-14
Ted Daniels	T	Vice President of Marketing	12-12-14
Dan Sullivan	T	Vice President of Sales	2-14-15
Daniel Allen	A	Executive Vice President of Business	7-08-15
Development
Sean Campbell	R	Chief Executive Officer and a Director	7-28-15
Daniel Allen	E	Director	7-28-15
Scott Jackson	E	Director	7-28-15
Doyle Knudson	E	Director	7-28-15
Daniel Allen	A	Chief Executive Officer	7-28-15
Patrick Deparini	R	Chief Financial and Accounting Officer	12-28-15
Scott Jackson	R	Director	5-5-16

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.   Doyle Knudson is an independent director, as that term is defined in the rules of the NYSE MKT.  None of our directors is considered a "Financial Expert".

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives' interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to evaluate the necessity of establishing a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

Our Directors make all compensation decisions for, and approves recommendations regarding equity awards to, the our Directors and employees.

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2016 and 2015 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(3)	All Other Compensation(4)	Total

Daniel Allen, CEO	2016	$140,923		$77,472	--	$218,395
	2015	$69,785	$--	$214,555	$--	$284,340

Ricky G. Bennett	2016	$87,166		$64,560		$151,726
VP of Operations	2015	$88,500	$320,000	$87,747		$496,247

Michael Jerome	2016	$81,538		$10,760	--	$92,298
VP of Media and	2015	$73,538	--	$25,416	--	$100,954
Public Relations

Patrick Deparini,	2016	--	--	--	--	--
Former CFO	2015	$77,000	--	--	--	$77,000

Sean Campbell.	2016	--	--	--	--	--
Former CEO	2015	--	--	$178,459	--	$178,459

(1)	The dollar value of base salary (cash and non-cash) earned during the year.
(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.
(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.
(4)
All other compensation received that we could not properly report in any other column of the table including the dollar value of any insurance premiums we paid for life insurance for the benefit of the named executive officer.

See Item 10 of this report for information concerning the changes in our management during the two years ended December 31, 2016.

Equity Compensation Plan

Up to 15,000,000 shares of common stock are reserved for issuance under our 2014-2015 Stock Incentive Plan ("the Plan") that was adopted on November 12, 2014.

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

Shares that are eligible for grant under the Plan include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. "Incentive Options" are any options designated and qualified as an "incentive stock option" as defined in Section 422 of the Internal Revenue Code. "Non-Qualified Options" are any options that are not an Incentive Option. To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, it will constitute a Non-Qualified Option. "Restricted Stock" are shares of common stock issued pursuant to any restrictions and conditions as established by the Plan.

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

The following tables list the options granted, cancelled and exercised during the fiscal year ended December 31, 2016 to our current and former officers and directors pursuant to the Plan:

Options Granted
		Options	Exercise	Expiration
Name	Grant Date	Granted	Price	Date

Dan Allen	12/28/2016	3,600,000	$0.05	12/28/2019
Ricky Bennett	12/28/2016	3,000,000	$0.05	12/28/2019
Michael Jerome	12/28/2016	500,000	$0.05	12/28/2016

Options Cancelled
		Weighted	Weighted Average
		Average	Remaining Contractual
Employee	Total Options	Exercise Price	Term (Years)
None

Options Exercised
Name	Date of Exercise	Shares Acquired On Exercise	Value Realized
None

The following lists the options held by our current and former officers and directors:

	Shares underlying unexercised
	Options which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Dan Allen	4,219,176	2,2,109,588	$0.03	7/28/2021
Dan Allen	3,600,000	-	$0.05	12/28/2019
Ricky Bennett	3,750,000	50,000	$0.04	10/31/2020
Ricky Bennett	300,000	-	$1.00	3/31/2019
Ricky Bennett	3,000,000	-	$0.05	12/28/19
Michael Jerome	150,000	-	$0.17	2/14/2020
Michael Jerome	500,000	-	$0.05	12/28/2019
Sean Campbell	805,498	-	$0.23	2/28/2019
Dan Sullivan	1,500,000	-	$0.39	7/31/2019

The following shows certain information as of December 31, 2016 concerning the stock options and stock bonuses granted pursuant to the Plan.  Each option represents the right to purchase one share of common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plan

2014-2015 Stock Incentive Plan	15,000,000	900,0000	--	14,100,000

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Plan as of December 31, 2016. The Plan has not been approved by our shareholders.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company's common stock as of December 31, 2016 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Daniel Allen, Chief Executive Officer	668,000	0.5%
Ricky G. Bennett, VP of Operations and Compliance	42,000	0.0%
Michael Jerome, VP of Media and Public Relations
Scott Jackson, Director
Doyle Knudson, Director
All Directors and Officers as a group (5 persons)	15,482,688	12.5%
NSG Group, Inc.	6,280,390	5.1%
Dan Sullivan, Former VP of Marketing (1)	26,754,755	21.7%

Note: As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(1)	Includes 4,000,000 shares of the Company's common stock held by Arapahoe Foundation, 10,904,455 shares held by Emerald Enterprises and 11,850,300 held in the name of Daniel Sullivan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2016 and 2015, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000 and as of December 31, 2016 and 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,122, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of December 31, 2016 and 2015; the principal balance owed on this loan was $54,622 and $54,622, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of December 31, 2016 and 2015 the principal amount owed on this loan was $575.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. Through December 31, 2015, the Company borrowed a total of $415,000. During year ended December 31, 2016, we borrowed an additional $20,000 from related party convertible notes. As of December 31, 2016, $415,000 of the notes are past due. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. As of December 31, 2016 and 2015, the principal balance owed on this Convertible Note is $435,000 and $415,000, respectively.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2016, the Company repaid $135,000 and borrowed an additional $135,000 from the same related party.  As of December 31, 2016 and 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2016 was $73,000.

On August 8, 2016, the Company entered into, an promissory note  with Hypur Inc., a Nevada Corporation which is a related party, pursuant to which the Company borrowed $52,000. The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at December 31, 2016 was $52,000.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2016 was $75,000.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. The principal balance owed on this loan at December 31, 2016 was $47,500.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2016 was $100,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2016	2015
Audit fees	$40,500	$40,000
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total fees	40,500	$40,000

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

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Line Protection Group, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 4, 2017

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and equivalents	$-	$16,211
Accounts receivable	16,015	51,251
Accrued receivables	117,683	73,995
Prepaid expenses and deposits	85,888	20,669
Total current assets	219,586	162,126

Fixed assets:
Machinery and equipment, net	132,887	150,910
Construction in progress	-	1,147,139
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	135,669	1,300,831

Total assets	355,255	$1,462,957

Liabilities and Stockholders' Deficit
Current liabilities:
Cash overdraft	$30,462	$-
Accounts payable and accrued liabilities	416,573	332,169
Notes payable	185,000	75,000
Notes payable - related parties	385,846	213,347
Convertible notes payable - related parties, net of unamortized discount	610,000	283,385
Current portion of long-term debt	4,137	679,062
Current liabilities of discontinued operations	1,335	1,335
Total current liabilities	1,633,353	1,584,298

Long-term liabilities:
Long-term debt	8,664	12,836
Total long term liabilities	8,664	12,836

Total liabilities	1,642,017	1,597,134

Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 and nil shares issued and outstanding as of December 31, 2016 and
December 31, 2015, respectively	20,000	-
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
127,348,026 and 125,348,026 issued and outstanding as of
December 31, 2016 and December 31, 2015, respectively	127,348	125,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares
as of December 31, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	5,537,667	4,276,291
Accumulated deficit	(6,971,790)	(4,535,829)
Total stockholders' deficit	(1,286,762)	(134,177)
Total liabilities and stockholders' deficit	$355,255	$1,462,957

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2016	2015

Revenue	$2,821,187	$2,618,849
Cost of revenue	(2,420,634)	(2,227,176)
Gross profit	400,553	391,673

Operating expenses:
Advertising	12,480	30,502
Depreciation	67,094	41,912
General and administrative expenses	2,011,628	1,500,382
Loss of disposal of assets	312,053	-
Total expenses	2,403,255	1,572,796
Operating loss	(2,002,702)	(1,181,123)

Other income (expenses):
Interest expense	(433,259)	(84,484)
Interest income	-	3,106
Gain on Forgiveness of debt	-	2,000
Total other expenses	(433,259)	(79,378)

Net loss from continuing operations	(2,435,961)	(1,260,501)
Net loss from discontinued operations	-	(54,906)
Net loss	(2,435,961)	(1,315,407)

Deemed dividend on Series A convertible preferred stock	(114,229)	-
Net loss attributable to common stockholders	$(2,550,190)	$(1,315,407)

Net loss per common share: Basic and Diluted
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	-	-
Net loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding - Basic and Diluted	126,231,238	124,545,378

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2014	-	$-	122,845,282	$122,845	$3,480,934	$749	$(3,220,422)	$384,106
Common stock issued for cash	-	-	400,000	400	49,600	-	-	50,000
Common stock issued for services	-	-	3,266,667	3,267	521,900	-	-	525,167
Common stock issued for stock payable	-	-	736,077	736	-	(736)	-	-
Common stock issued with note	-	-	100,000	100	14,286	-	-	14,386
Beneficial conversion feature on convertible note	-	-	-	-	187,800	-	-	187,800
Common stock issued for exchange of stock options	-	-	(2,000,000)	(2,000)	2,000	-	-	-
Amortization of employee stock options	-	-	-	-	19,771	-	-	19,771
Net loss for the year ended December 31, 2015	-	-	-	-			(1,315,407)	(1,315,407)
Balance, December 31, 2015	-	-	125,348,026	125,348	4,276,291	13	(4,535,829)	(134,177)

Common stock issued for services	-	-	2,000,000	2,000	86,000	-	-	88,000
Preferred stock issued for cash	20,000,000	20,000	-	-	925,000	-	-	945,000
Beneficial conversion feature on convertible note	-	-	-	-	2,240	-	-	2,240
Amortization of employee stock options	-	-	-	-	248,136	-	-	248,136
Beneficial conversion feature on convertible preferred stock	-	-	-	-	114,229	-	-	114,229
Deemed dividend on convertible preferred stock	-	-	-	-	(114,229)	-		(114,229)
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(2,435,961)	(2,435,961)
Balance, December 31, 2016	20,000,000	$20,000	127,348,026	$127,348	$5,537,667	$13	$(6,971,790)	$(1,286,762)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2016	2015

Operating activities
Net loss	$(2,435,961)	$(1,315,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,094	41,912
Loss on sale of building	312,053	-
Stock-based compensation expense	248,136	544,938
Common stock issued for services	88,000	-
Amortization of discount on note payable	265,745	70,571
Penalty interest	71,684	-
Forgiveness of notes payable	-	(2,000)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(8,452)	(8,355)
(Increase) in deposits and prepaid expenses	(98,069)	(18,169)
Increase in accounts payable and accrued liabilities	19,893	2,545
Increase in long-term liabilities	-	1,335
Net cash used in operating activities	(1,469,877)	(682,630)

Cash flows from investing activities
Receipt of payments from notes receivable	-	46,451
Purchase of fixed assets	(28,202)	(3,384)
Purchase of fixed assets from discontinued operations	-	(2,782)
Cash proceeds from sale of building	722,319	-
Construction of building	(485,665)	(14,824)
Net cash provided by investing activities	208,452	25,461

Financing activities
Cash overdraft	30,462	-
Proceeds from notes payable - related party	307,500	113,575
Repayments from notes payable - related party	(135,002)	(188,500)
Proceeds from notes payable	532,360	75,000
Repayment of notes payable	(544,000)	(3,617)
Proceeds from convertible notes payable - related party	195,000	415,000
Proceeds from convertible notes payable	157,750	-
Repayments of convertible notes payable	(168,000)	-
Penalty payments	(71,684)	-
Principal payments on auto debt	(4,172)	-
Issuances of preferred stock	945,000	-
Issuances of common stock	-	50,000
Net cash provided by financing activities	1,245,214	461,458

Net decrease in cash	(16,211)	(195,711)
Cash - beginning	16,211	211,922
Cash - ending	$-	$16,211

Supplemental disclosures of cash flow information:
Interest paid	$53,436	$-
Income taxes paid	$-	$-

Continued

Non-cash investing and financing activities:
Common stock issued for stock payable	$-	$736
Discount due to common stock issued with note	-	14,386
Debt discount due to beneficial conversion feature	2,240	187,800
Interest capitalized as construction in progress	14,078	33,762
Common stock exchanged for options	-	(2,000)
Building mortgage paid through proceeds from sale of building	677,681	-
Deemed dividend on preferred stock	114,229	-

The accompanying notes are an integral part of these consolidated financial statements.

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

On May 2, 2014, the Company changed its name from The Engraving Masters, Inc. to Blue Line Protection Group, Inc. ("BLPG")

On May 6, 2014, the Company effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held.  Additionally, the authorized capital of the Company concurrently increased to 1,400,000,000 shares of common stock.  All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split.

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2016 and 2015, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; "BLAS"), Blue Line Capital, Inc. (a Colorado corporation; "Blue Line Capital"), Blue Line Protection Group (California), Inc. (a California corporation; "Blue Line California"), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; "Blue Line Illinois"), BLPG, Inc. (a Nevada corporation; "Blue Line Nevada"), Blue Line Protection Group (Washington), Inc. (a Washington corporation; "Blue Line Washington").  All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the "Company."

Basis of presentation

The financial statements present the balance sheets, statements of operations, stockholder's equity (deficit) and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2016 and 2015.

Accounts receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2016 and 2015.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2016 and 2015.  Depreciation expense for the years ended December 31, 2016 and 2015 totaled $67,094 and $41,912, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value or disposable value. As of December 31, 2016 and 2015, the Company determined that none of its long-term assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had two major customers which generated approximately 40% (25% and 15%) of total revenue in the year ended December 31, 2016.

The Company had four major customers which generated approximately 49% (15%, 12%, 12% and 10%) of total revenue in the year ended December 31, 2015.

Related party transactions

FASB ASC 850, "Related Party Disclosures" requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

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

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $12,480 and $30,502 in advertising costs for the years ended December 31, 2016 and 2015, respectively.

General and administrative expenses

The significant components of general and administrative expenses consist mainly of legal and professional fees and compensation.

Stock-based compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, "Compensation – Stock Compensation." FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees", which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

Cost of Revenue

The Company's cost of revenue primarily consists of labor, fuel costs and items purchased by the Company specifically purposed for the benefit of the Company's client.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share".  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of $2,435,961 for the year ended December 31, 2016, accumulated deficit of $6,971,790 and had a working capital deficit of $1,413,767 as of December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On December 28, 2015 Patrick Deparini, the Company's former CFO resigned. Mr. Deparini purports his resignation was made pursuant to a termination clause for other than cause if he is required to undertake other responsibilities other then set forth in his employment agreement. Mr., Deparini claims through the date of his resignation he is owed a total of $154,000 in unreimbursed compensation, $575 in accrued authorized expenses and the remaining balance of his base salary as defined in the employment agreement in the amount of $179,000. As of December 31, 2016 and 2015 the Company has accrued a total of $125,575 contingent liabilities.  On February 6, 2017, The Company received a Notification of Wage Claim from the State of Nevada Department of Business & Industry Office of the Labor Commissioner stating that Patrick Deparini had filed a claim for unpaid wages with the Office of the Labor Commissioner (the "Commissioner").  The notification states that Mr. Deparini maintains he was not paid for all hours worked between February 3, 3015 and December 28, 2015 for a total amount owed of $99,000.  The Company disputed Mr. Deparini's claim with the Commissioner and responded by explaining to the Commissioner that Mr. Deparini improperly categorized his dispute with the Company as a wage claim, which it is not.   If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of December 31, 2016 and 2015 the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of December 31, 2016 and 2015 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2016 there was no payable recorded.

Leases

On February 15, 2014 the Company entered into a sublease agreement for approximately 2,000 square feet of office space on a month to month basis contingent on the lessor's master lease for the premises.  The lease amount adjusts yearly and the current lease is $1,614 per month.

On October 27, 2016 the Company sold its building located at 5765 Logan Street, Denver, Colorado to an unrelated third party for $1,400,000.  The Company repaid the mortgage on the building in the amount of $677,681.  After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease.

Future minimum lease payments:
2017	$120,200
2018	122,604
2019	125,056
2020	127,557
2021	130,108
2022 and thereafter	654,539
Total minimum lease payments	$1,280,064

Note 5 – Fixed assets and construction in progress

Machinery and equipment consisted of the following at:

	December 31,	December 31,
	2016	2015

Automotive vehicles	$194,882	$173,926
Furniture and equipment	53,314	46,068
Fixed assets, total	248,196	219,994
Total : accumulated depreciation	(115,309)	(69,084)
Fixed assets, net	$132,887	$150,910

Total depreciation expenses for the years ended December 31, 2016 and 2015 were $67,094 and $41,912, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2015, approximately $363,377 in capital improvements and $33,762 of capitalized expenses have been made to the property.  As of September 30, 2016, the Company has completed the construction on the property and it was available and ready for use, accordingly. As of December 31, 2016 and 2015, the balance of construction in progress was $1,147,139 and $0, respectively. During the years ended December 31, 2016 and 2015, $14,078 and $33,762 of interest expense was capitalized as construction in progress.

On October 27, 2016 the Company sold its building located at 5765 Logan Street, Denver, Colorado to an unrelated third party for $1,313,961 net of closing cost of $86,039.Up till the date of sale the Company had recorded depreciation expense on the building of $20,868.  The Company repaid the mortgage on the building in the amount of $677,681 and recognized a loss on the sale of the building of $312,053. The Company received net cash proceeds of $722,319.  After the sale, the Company leased the building from the purchaser of the property (see Note 4).

Note 6 – Discontinued Operations

Effective September 30, 2015, the Company ceased operations of Blue Line Advisory Services, Inc.

The following table summarizes the assets and liabilities of discontinued operations and the loss from discontinued operations:

December 31, 2015

Assets of discontinued operations:
Fixed assets	$2,782
Total assets held for disposal	$2,782

Liabilities of discontinued operations:
Accounts payable	1,335
Total liabilities held for disposal	$1,335

Income and Expenses of Discontinued Operations

For the Year Ended
December 31, 2015

Revenue	$67,920
Costs of revenue	$52,222
General and administrative expenses	$70,604
Loss from discontinued operations	$(54,906)

Note 7 – Notes payable

Notes payable to non-related parties

On July 15, 2014, the Company purchased a commercial building for $750,000, for which the Company made a down payment of $75,000 and financed the remaining $675,000 with a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is originally due in full on July 31, 2016.  On June 30, 2016, the Company extended the maturity date to October 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  On October 27, 2016 the Company sold its building located at 5765 Logan Street, Denver, Colorado to an unrelated third party for $1,400,000.  The Company repaid the mortgage on the building in the amount of $677,681 and interest of $2,866. As of December 31, 2015, the principal balance was $675,000 and a total of $49,292, in interest payments have been made.

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of December 31, 2016 and December 31, 2015, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 6% per year and has a 5% per month penalty upon default. As of December 31, 2016 and December 31, 2015, the principal balance owed on this loan was $25,000 and $25,000, respectively.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2016 was $10,000.

On February 23, 2016 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $193,550 in exchange for rights to all customer receipts until the lender is paid $264,000, which is collected at the rate of $1,397 per business day with 14% interest per year. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. The Company paid $6,450 in fees in connection with this loan. During the year ended December 31, 2016, the Company fully repaid the loan in the amount of $264,000 and amortized the debt discount of $70,000. There was no outstanding balance as of December 31, 2016.

On April 1, 2016 the Company borrowed $144,000 from an unrelated third party.  The loan bears interest at a rate of 24.25% per year and is due and payable on March 27, 2017. The Company paid $8,640 in fees in connection with this loan. During the year ended December 31, 2016, the Company fully repaid the loan in the amount of $144,000 and amortized the debt discount of $8,640. There was no outstanding balance as of December 31, 2016.

On August 8, 2016 the Company signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for rights to all customer receipts until the lender is paid $136,000, which is collected at the rate of $810 per business day with a 14% interest rate per year. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. The Company paid $2,000 in fees in connection with this loan. During the year ended December 31, 2016, the Company repaid the loan in the amount of $136,000 and amortized the debt discount of $38,000. There was no outstanding balance as of December 31, 2016.
On September 21, 2016, the Company borrowed $100,000 from a non-affiliated person.  The loan was due and payable on December 21, 2016 and bore interest at 60% per year.  The lender extended the loan and waived the default fee of 120%.  The note was subsequently repaid.   The principal balance owed on this loan at December 31, 2016 was $100,000. The Company paid $5,000 in fees in connection with this loan.  During the year ended December 31, 2016 the Company amortized the debt issuance costs $5,000. As of December 31, 2016, the principal balance owed on this loan was $100,000.
Convertible notes payable to non-related party

In January 2016 the Company borrowed $58,000 from an unrelated third party. The Company paid fees of $3,000 associated with this note which were recognized as a discount to the note.  The Company is amortizing the debt discount of $3,000 over the term of the loan. For the year ended December 31, 2016, the Company recorded amortization expenses of $3,000.

The loan has a maturity date of November 1, 2016 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid loan amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after July 26, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The Company was funded on February 3, 2016, and the note is not convertible till 180 days after the issuance date, which is August 1, 2016. The Company repaid the loan in full on July 27, 2016 with the premium of $20,300 and there was no outstanding balance as of December 31, 2016.

In February 2016 the Company borrowed $110,000 from an unrelated third party. The Company paid fees of $7,250 associated with this note which were recognized as a discount to the note. The Company paid $7,250 in fees in connection with this loan. The Company is amortizing the debt discount of $7,250 over the term of the loan. For the year ended December 31, 2016, the Company recorded amortization expenses of $7,250.

The loan has a maturity date of November 11, 2016 and bears interest at the rate of 10% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 24% per year.  The Lender is entitled, at its option, at any time after August 9, 2016 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 50% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. The Company paid premium of $51,384 to postpone the lender's conversion right to August 25, 2016. The Company repaid the loan in full on August 23, 2016 and there was no outstanding balance as of December 31, 2016.

Note 8 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2016 and 2015, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000 and as of December 31, 2016 and 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,122, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of December 31, 2016 and 2015; the principal balance owed on this loan was $54,622 and $54,622, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of December 31, 2016 and 2015 the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2016, the Company repaid $135,000 and borrowed an additional $135,000 from the same related party.  As of December 31, 2016 and 2015, the principal balance owed on this loan was $30,000 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2016 was $73,000.

On August 8, 2016, the Company entered into, an promissory note  with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at December 31, 2016 was $52,000.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. The principal balance owed on this loan at December 31, 2016 was $47,500.

Convertible notes payable to related party

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. Through December 31, 2015, the Company borrowed a total of $415,000. During year ended December 31, 2016, we borrowed an additional $20,000 from related party convertible notes. As of December 31, 2016, $415,000 of the notes are past due. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. As of December 31, 2016 and 2015, the principal balance owed on this Convertible Note is $435,000 and $415,000, respectively.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2016 was $75,000.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2016 was $100,000.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $190,040 was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of December 31, 2016 and 2015, a total of $133,855 and $56,185, respectively has been amortized and recorded as interest expense, leaving a balance of $0 and $131,615 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $610,000 and $283,385 as of December 31, 2016 and 2015, respectively.

Note 9 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of December 31, 2016 and 2015, the total principal balance of the note is $12,801 and $16,898, respectively, of which $8,664 and $12,836 is considered a long-term liability and $4,137 and $4,062 is considered a current liability.

Note 10 – Stockholders' equity

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

Common stock

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

During the year ended December 31, 2016, the Company entered two consulting agreements for business advisory services. During the year ended December 31, 2016 the Company issued a total of 2,000,000 shares of common stock to the consultant for business advisory services valued at $88,000.  The certificate for these shares was issued subsequent to December 31, 2016.

Preferred stock

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

The Company has reserved thirty million shares of common stock that may be issued upon the conversion and/or exercise of the preferred stock and the warrants.  The preferred stock sold to Hypur Ventures will be subject to the terms and conditions of the Certificate of Designation, as well as further documentation to be drafted in accordance with the terms and conditions agreed upon between the Company and Hypur Ventures.

Restricted Stock Units

The Company measures all employee share-based payment awards using a fair-value method. The Company has a policy of issuing new shares to satisfy stock option exercises and issuance of stock awards. A summary of the Company's Restricted Stock Unit (RSU) activity and related information for 2015 is as follow:

	NumberOf SUs	Weighted-Average Grant Date Fair Value Per Share

Balance at December 31, 2014	0	$0.00
Granted	9,050,000	$0.16
Vested	3,266,667	$0.16
Cancelled	(5,783,333)	$0.16
Balance at December 31, 2015	--	$0.16

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

Total stock-based compensation expense in connection with restricted stock units granted to employees recognized in the consolidated statement of operations for year ended December 31, 2016 and 2015 was $0 and $525,167, respectively.

Note 11 – Options and warrants

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

On July 28, 2015, the Company issued stock options to an officer of the Company to purchase 6,328,764 shares of the Company's common stock at an exercise price of $0.034 per share.  The options vest over three years, with the first third immediately vested.  The options carry a life of five years.

During the year ended December 31, 2015 the Company granted a total of 5,336,238 additional stock options as a result of the modification of previously granted options and restricted stock unit awards.

During the year ended December 31, 2015 a total of 7,705,164 stock options were forfeited by various employees of the Company.

On December 28, 2016, the Company issued stock options to various offices and employees of the Company to purchase 7,950,000 shares of the Company's common stock at an exercise price of $0.05 per share.  The options vest immediately.  The options carry a life of three years.

During the year ended December 31, 2016 a total of 453,333 stock options were forfeited by various employees of the Company.

The following is a summary of the Company's stock option activity for the years ended December 31, 2016 and 2015:

	NumberOf Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2014	11,886,900	$0.29
Granted	7,738,764	$0.06
Granted as a result of modified awards	5,336,238	$0.06
Exercised	-	$0.00
Cancelled	(7,705,164)	$0.29
Outstanding at December 31, 2015	17,256,738	$0.14
Granted	7,950,000	$0.05
Exercised	-	$0.00
Cancelled	(453,333)	$0.18
Outstanding at December 31, 2016	24,753,405	$0.11
Options exercisable at December 31, 2015	8,150,896	$0.19
Options exercisable at December 31, 2016	20,000,484	$0.11

The following tables summarize information about stock options outstanding and exercisable at December 31, 2016 and December 31, 2015:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2016
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	24,753,405	3.313	$0.11	20,000,484	$0.11

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2015
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	17,256,738	4.47	$0.14	8,150,896	$0.19

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for years ended December 31, 2016 and 2015 was $248,136 and $19,771, respectively.

Warrants

The following is a summary of the Company's warrant activity for the years ended December 31, 2016:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2015	-	$-
Granted	5,000,000	$0.10
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2016	5,000,000	$0.10
Options exercisable at December 31, 2016	5,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at December 31, 2016 and December 31, 2015:

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2016

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	5,000,000	4.49	$0.10	5,000,000	$0.10

Note 12 – Income taxes

For the years ended December 31, 2016 and 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2016 and 2015, the Company had approximately $4,718,279 and $3,224,320 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2028. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$1,651,398	$1,128,512
Valuation allowance	(1,651,398)	(1,128,512)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $1,651,398 and $1,128,512, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2016 and 2015 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2016 & 2015
Federal statutory tax rate	(35.0%)
Permanent difference and other	35.0%

Note 13 – Subsequent Events

On January 4, 2017 the Company borrowed $125,000 from an unrelated third party.  The loan has a maturity date of October 28, 2017 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 21% per year.  The Lender is entitled, at its option, at any time after October 28, 2017 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date.

 On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party.  The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

April 5, 2017	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Daniel Allen	Principal Executive, Financial and Accounting Officer and a Director	April 5, 2017
Daniel Allen

/s/ Doyle Knudson	Director	April 5, 2017
Doyle Knudson