Form 10-Q
period 2017-06-30
Blue Line Protection Group, Inc.
filed 2017-08-21
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of August 15, 2017, the registrant had 127,348,026 outstanding shares of common stock.

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

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and equivalents	$14,738	$-
Accounts receivable, net	153,418	133,698
Prepaid expenses and deposits	65,934	85,888
Total current assets	234,090	219,586
Fixed assets:
Machinery and equipment, net	110,499	132,887
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	113,281	135,669

Total assets	$347,371	$355,255
Liabilities and Stockholders' Deficit
Current liabilities:
Cash overdraft	$-	$30,462
Accounts payable and accrued liabilities	497,313	416,573
Notes payable	138,635	185,000
Notes payable - related parties	385,846	385,846
Convertible notes payable, net of unamortized discount	190,500	-
Convertible notes payable - related parties, net of unamortized discount	872,026	610,000
Current portion of long-term debt	-	4,137
Current liabilities of discontinued operations	-	1,335
Total current liabilities	2,084,320	1,633,353

Long-term liabilities:
Long-term debt	6,518	8,664
Total current liabilities	6,518	8,664
Total liabilities	2,090,838	1,642,017

Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 shares issued and outstanding as of June 30, 2017 and
December 31, 2016, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
127,348,026 share issued and outstanding as of
June 30, 2017 and December 31, 2016,	127,348	127,348
Common Stock owed but not issued, 12,923 shares
as of June 30, 2017 and December 31, 2016	13	13
Additional paid-in capital	5,647,136	5,537,667
Accumulated deficit	(7,537,964)	(6,971,790)
Total stockholders' deficit	(1,743,467)	(1,286,762)
Total liabilities and stockholders' deficit	$347,371	$355,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue, net	$983,995	$718,950	$1,823,102	$1,370,781
Cost of revenue	(720,990)	(617,740)	(1,402,257)	(1,172,995)

Gross profit	263,005	101,210	420,845	197,786

Expenses:
Advertising	1,580	460	4,546	7,223
Depreciation	11,807	15,822	23,978	26,381
General and administrative expenses	487,056	471,777	930,859	882,642
Total expenses	500,443	488,059	959,383	916,246

Operating loss	(237,438)	(386,849)	(538,538)	(718,460)

Other income (expenses):
Other income	72,890	-	72,890	-
Interest expense	(57,196)	(143,993)	(100,526)	(212,761)
Total other income (expenses)	15,694	(143,993)	(27,636)	(212,761)

Net loss	(221,744)	(530,842)	(566,174)	(931,221)
Deemed dividend on Series A convertible preferred stock	-	(114,229)	-	(114,229)
Net loss from continuing operations attributable to common stockholders	$(221,744)	$(645,071)	$(566,174)	$(1,045,450)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding, basic and diluted	127,348,026	125,348,026	127,348,026	125,348,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2017	2016

Operating activities
Net loss	$(566,174)	$(931,221)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	23,978	26,381
Stock-based compensation expense	38,069	38,438
Amortization of discounts on note payable	37,071	140,321
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(19,720)	(23,973)
Decrease in deposits and prepaid expenses	19,954	11,933
Increase in accounts payable and accrued liabilities	80,740	211,183
Discontinued operations accounts payable and accrued liabilities	(1,335)	-
Net cash (used) in operating activities	(387,417)	(526,938)

Cash flows from investing activities
Purchase of fixed assets	(1,590)	(435,456)
Net cash (used) in investing activities	(1,590)	(435,456)

Financing activities
Cash overdraft	(30,462)	-
Payments on auto debt	(2,068)	(2,054)
Proceeds from notes payable - related party	15,000	135,000
Repayments from notes payable - related party	(15,000)	(60,000)
Proceeds from convertible notes payable, net of original discount costs	185,000	157,750
Proceeds from note payables, net of deferred financing cost	63,700	339,360
Repayment of notes payable	(122,425)	(123,311)
Proceeds from convertible notes payable - related party	310,000	20,000
Issuance of preferred stock	-	500,000
Net cash provided by financing activities	403,745	966,745

Net increase in cash	14,738	4,351
Cash - beginning	-	16,211
Cash - ending	$14,738	$20,562

Supplemental disclosures:
Interest paid	$11,077	$45,210
Income taxes paid	$-	$-
Non-cash transactions:
Debt discount due to beneficial conversion feature	$71,400	$2,240
Interest capitalized as construction in progress	$-	$16,735
Deemed dividend on Series A convertible preferred stock	$-	$114,229

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

In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2017 and December 31, 2016.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at June 30, 2017 and December 31, 2016.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2017 and December 31, 2016.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value or disposable value. As of June 30, 2017 and December 31, 2016, the Company determined that none of its long-term assets were impaired.

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

The Company had three major customers which generated approximately 49% (24%, 13% and 12%) of total revenue in the six months ended June 30, 2017.

The Company had five major customers which generated approximately 64% (23%, 15%, 9%, 9% and 8%) of total revenue in the six months ended June 30, 2016.

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

Other Income

The Company received a reimbursement of $72,890 from its insurance company for damages caused by a hail storm during the six months ended June 30, 2017.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $4,546, $1,580 $7,223 and $460 in advertising costs for the six and three months ended June 30, 2017 and 2016, respectively.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of $566,174 for the six months ended June 30, 2017, accumulated deficit of $7,537,964 and had a working capital deficit of $1,850,230 as of June 30, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of June 30, 2017 and December 31, 2016 the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of June 30, 2017 and December 31, 2016 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of June 30, 2017 and December 31, 2016 there was no payable recorded.

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

Future minimum lease payments:
2017	$60,100
2018	122,604
2019	125,056
2020	127,557
2021	130,108
2022 and thereafter	654,539
Total minimum lease payments	$1,219,964

Note 5 – Fixed assets and construction in progress

Machinery and equipment consisted of the following at:
	June 30,	December 31,
	2017	2016

Automotive vehicles	$194,882	$194,882
Furniture and equipment	54,904	53,314
Fixed assets, total	249,786	248,196
Total : accumulated depreciation	(139,287)	(115,309)
Fixed assets, net	$110,499	$132,887

Depreciation expense for the three and six months ended June 30, 2017 and 2016 totaled $11,807, $23,978, $15,822 and $26,381, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of June 30, 2017 and December 31, 2016, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 6% per year and has a 5% per month penalty upon default. As of June 30, 2017 and December 31, 2016, the principal balance owed on this loan was $25,000 and $25,000, respectively.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2017 and December 31, 2016 was $10,000 and $10,000, respectively. The note is currently past due.

On September 21, 2016, the Company borrowed $100,000 from a non-affiliated person.  The loan was due and payable on December 21, 2016 and bore interest at 60% per year.  The lender extended the loan and waived the default fee of 120%.  The loan was repaid on February 15, 2017.   The Company paid $5,000 in fees in connection with this loan in 2016.  As of June 30, 2017 and December 31, 2016, the principal balance owed on this loan was $0 and $100,000, respectively.

On April 13, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $63,700 in exchange for rights to all customer receipts until the lender is paid $89,700, which is collected at the rate of $11,213 per month with 15% interest per year. The Company recorded a debt discount of $26,000 and recorded $8,145 amortization expense for the six months ended June 30, 2017. As of June 30, 2017 the unamortized discount was $17,855 and outstanding loan amount was $67,275. The Company repaid a total of $22,425 during the six months ended June 30, 2017, The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

Convertible notes payable to non-related party

On January 4, 2017 the Company borrowed $125,000 from an unrelated third party.  The loan has a maturity date of October 28, 2017 and bears interest at the rate of 8% per year.  The Company paid $2,000 of fees associated with the loan, which was fully amortized during the three months ended March 31, 2017. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after July 3, 2017, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. The note is not convertible as of June 30, 2017, therefore no derivatives were recorded.

On April 13, 2017 the Company borrowed $65,500 from an unrelated third party.  The loan has a maturity date of January 25, 2018 and bears interest at the rate of 8% per year.  The Company paid $3,500 of fees associate with the loan, which was fully amortized during the six months ended June 30, 2017. If the loan is not paid when due, any unpaid amount will bear interest at 21% per year.  The Lender is entitled, at its option, at any time after January 25, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. The note is not convertible as of June 30, 2017, therefore no derivatives were recorded.
Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of June 30, 2017 and December 31, 2016, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000. During the three months ended March 31, 2017 the Company borrowed and additional $15,000 and repaid $15,000. As of June 30, 2017 and December 31, 2016, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of June 30, 2017 and December 31, 2016; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of June 30, 2017 and December 31, 2016 the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2016, the Company repaid $135,000 and borrowed an additional $135,000 from the same related party.  As of June 30, 2017 and December 31, 2016, the principal balance owed on this loan was $30,000 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2017 and December 31, 2016 was $73,000 and $73,000, respectively.

On August 8, 2016, the Company entered into, an promissory note  with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at June 30, 2017 and December 31, 2016 was $52,000 and $52,000, respectively.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. The principal balance owed on this loan at June 30, 2017 and December 31, 2016 was $47,500 and $47,500, respectively. The loan is currently past due and in default.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025 the note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of June 30 2017 and December 31, 2016, the Company owed a total of $45,000 and $45,000, respectively

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the three months ended March 31, 2017, the Company borrowed an additional $110,000. As of June 30, 2017 and December 31, 2016, the Company owed a total of $500,000 and $390,000, respectively. As of June 30, 2017 and December 31, 2016 there is a total of $390,000 and $390,000 of the notes are past due, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at June 30, 2017 and December 31, 2016 was $75,000 and $75,000, respectively.

 On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures") which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at June 30, 2017 and December 31, 2016 was $100,000 and $100,000, respectively.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party.  The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at June 30, 2017 was $100,000.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party.  The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at June 30, 2017 was $100,000.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $249,440, of which $71,400 was recorded during the six months ended June 30, 2017, was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of June 30, 2017 and 2016, a total of $23,426 and $46,700, respectively has been amortized and recorded as interest expense, leaving a balance of $47,974 and $96,666 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $872,026 and $610,000 as of June 30, 2017 and December 31, 2016, respectively.

Note 8 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of June 30, 2017 and December 31, 2016, the total principal balance of the note is $10,733 and $12,801, respectively, of which $6,518 and $8,664 is considered a long-term liability and $4,215 and $4,137 is considered a current liability.

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

During the six months ended June 30, 2017 a total of 20,000 stock options were forfeited by various employees of the Company.

The following is a summary of the Company's stock option activity for the three months June 30, 2017:

	NumberOf Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2016	24,753,405	$0.11
Granted	-	-
Exercised	-	-
Expired	(133,333)	$0.16
Forfeited	(20,000)	$0.12
Outstanding at June 30, 2017	24,600,072	$0.11
Options exercisable at December 31, 2016	20,000,484	$0.11
Options exercisable at June 30, 2017	23,168,542	$0.11

The following tables summarize information about stock options outstanding and exercisable at June 30, 2017:

OPTIONS OUTSTANDING AND EXERCISABLE AT June 30, 2017
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.035 – 1.00	24,600,072	2.8	$0.11	23,168,542	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for six months ended June 30, 2017 and 2016 was $38,069 and $38,438, respectively. The intrinsic value of stock options issued to related parties was $0 at June 30, 2017.

Warrants

The following is a summary of the Company's warrant activity for the period ended June 30, 2017:
	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2016	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2017	10,000,000	$0.10
Options exercisable at June 30, 2017	10,000,000	$0.10

 The following tables summarize information about warrants outstanding and exercisable at June 30, 2017 and December 31, 2016:

WARRANTS OUTSTANDING AND EXERCISABLE AT JUNE 30, 2017

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	3.99	$0.10	10,000,000	$0.10

Note 11 – Subsequent Events

In July The Company issued promissory note to Hypur Inc. in the amount of  $150,000 the note bears and Interest rate: 18% (default interest 24%) and has a maturity date of  July 17, 2017.

In  July The Company issued convertible promissory note to UTES 1970 LLC  in the amount of  $23,900 the note bears Interest  at a rate: 18% (default interest 24%) and has a maturity date of July 30, 2017. The conversion feature: If an Event of Default remains uncured after 30 days the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. Conversion Price: the lower of $0.015 and 60% of the closing price of the Company's common stock the day prior to the Conversion.

The Company and Power Up Lending Group Ltd entered into a Securities Purchase Agreement for a convertible note of $125,000. Payment to the Company $122,000, net of $2,500 legal fees and $500 due diligence fee. The note bears an Interest rate: 8% (default interest 22%) and matures on April 30, 2018.  The conversion Feature: Upon 180 days after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. Conversion Price.  The price: 58% of the average of the lowest 3 trading prices during the 10 Trading Day period prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business.

PART I

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the six months ended June 30, 2017 approximately 88% of our revenue was derived from armed protection and transportation services.  The remaining 12% of our revenue was derived from other services.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended June 30, 2017 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenue	I	Increase in cash processing and transportation services.

Gross profit, as a % of revenue	I	Higher revenue resulted in better economies of scale.

General and Administrative expenses	I	Increased insurance costs and increases in employee compensation.

Material changes in line items in our Statement of Operations for the six months ended June 30, 2017 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenue	I	Increase in cash processing and transportation services.

Gross profit, as a % of revenue	I	Higher revenue resulted in better economies of scale.

General and Administrative expenses	I	Increased insurance costs and increases in employee compensation.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the six months ended June 30, 2017 and 2016 were:
	2017	2016

Cash used by operations	$(387,417)	$(526,938)
Purchase of equipment	(1,590)	(435,456)
Cash overdraft	(30,462)	--
Loan Proceeds	78,700	474,360
Loan Payments	(139,493)	(185,365)
Sale of convertible notes	495,000	177,750
Sale of preferred stock	--	500,000

As of June 30, 2017 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2018.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
●	any significant changes in our expected sources and uses of cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2017 our disclosure controls and procedures were not effective due to the material weaknesses identified at the audit.

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

August 21, 2017	BLUE LINE PROTECTION GROUP, INC.

	By:	/s/ Daniel Allen
Daniel Allen
Principal Executive, Financial and Accounting Officer