Form 10-Q/A
period 2017-06-30
Blue Line Protection Group, Inc.
filed 2017-08-23
CIK 1416697

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated June 30, 2017, only furnishes the XBRL presentation not filed with the previous 10Q, filed on August 21, 2017. No other changes, revisions, or updates were made to the original filing.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and equivalents	$14,738	$-
Accounts receivable, net	153,418	133,698
Prepaid expenses and deposits	65,934	85,888
Total current assets	234,090	219,586
Fixed assets:
Machinery and equipment, net	110,499	132,887
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	113,281	135,669

Total assets	$347,371	$355,255
Liabilities and Stockholders' Deficit
Current liabilities:
Cash overdraft	$-	$30,462
Accounts payable and accrued liabilities	497,313	416,573
Notes payable	138,635	185,000
Notes payable - related parties	385,846	385,846
Convertible notes payable, net of unamortized discount	190,500	-
Convertible notes payable - related parties, net of unamortized discount	872,026	610,000
Current portion of long-term debt	-	4,137
Current liabilities of discontinued operations	-	1,335
Total current liabilities	2,084,320	1,633,353

Long-term liabilities:
Long-term debt	6,518	8,664
Total long-term liabilities	6,518	8,664
Total liabilities	2,090,838	1,642,017

Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 shares issued and outstanding as of June 30, 2017 and
December 31, 2016, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
127,348,026 share issued and outstanding as of
June 30, 2017 and December 31, 2016,	127,348	127,348
Common Stock owed but not issued, 12,923 shares
as of June 30, 2017 and December 31, 2016	13	13
Additional paid-in capital	5,647,136	5,537,667
Accumulated deficit	(7,537,964)	(6,971,790)
Total stockholders' deficit	(1,743,467)	(1,286,762)
Total liabilities and stockholders' deficit	$347,371	$355,255

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

August 22 , 2017	BLUE LINE PROTECTION GROUP, INC.

	By:	/s/ Daniel Allen
Daniel Allen
Principal Executive, Financial and Accounting Officer