Form 10-Q
period 2017-09-30
Blue Line Protection Group, Inc.
filed 2017-11-20
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of September 30, 2017, the registrant had 128,348,026 outstanding shares of common stock.

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

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Accounts receivable, net	$204,691	$133,698
Prepaid expenses and deposits	61,171	85,888
Total current assets	265,862	219,586

Fixed assets:
Machinery and equipment, net	98,698	132,887
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	101,480	135,669

Total assets	367,342	$355,255
Liabilities and Stockholders' Deficit
Current liabilities:
Cash overdraft	$107,140	$30,462
Accounts payable and accrued liabilities	544,001	416,573
Notes payable, net of unamortized discount	151,890	185,000
Notes payable - related parties	385,846	385,846
Convertible notes payable, net of unamortized discount	249,000	-
Convertible notes payable - related parties, net of unamortized discount	1,039,876	610,000
Current portion of long-term debt	4,215	4,137
Current liabilities of discontinued operations	-	1,335
Total current liabilities	2,481,968	1,633,353

Long-term liabilities:
Long-term debt	6,518	8,664
Total current liabilities	6,518	8,664

Total liabilities	2,488,486	1,642,017

Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 shares issued and outstanding as of September 30, 2017 and
December 31, 2016, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
128,348,026 and 127,348,026 issued and outstanding as of
September 30, 2017 and December 31, 2016, respectively	128,348	127,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares
as of September 30, 2017 and December 31, 2016, respectively	13	13
Additional paid-in capital	5,685,092	5,537,667
Accumulated deficit	(7,954,597)	(6,971,790)
Total stockholders' deficit	(2,121,144)	(1,286,762)

Total liabilities and stockholders' deficit	$367,342	$355,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue, net	$1,007,687	$728,238	$2,830,789	$2,099,019
Cost of revenue	(763,117)	(620,259)	(2,165,374)	(1,793,254)

Gross profit	244,570	107,979	665,415	305,765

Expenses:
Advertising	2,663	1,933	7,209	9,156
Depreciation	11,801	24,724	35,779	51,105
General and administrative expenses	511,206	403,826	1,442,065	1,286,468
Total expenses	525,670	430,483	1,485,053	1,346,729

Operating loss	(281,100)	(322,504)	(819,638)	(1,040,964)

Other income (expenses):
Other income	-	-	72,890	-
Interest expense	(135,533)	(123,254)	(236,059)	(336,015)
Total other income (expenses)	(135,533)	(123,254)	(163,169)	(336,015)
Net loss	(416,633)	(445,758)	(982,807)	(1,376,979)
Deemed dividend on Series A convertible preferred stock	-	-	-	(114,229)
Net loss attributable to common stockholders	$(416,633)	$(445,758)	$(982,807)	$(1,491,208)
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding, basic and diluted	128,011,069	126,348,026	127,571,469	126,231,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Operating activities
Net loss	$(982,807)	$(1,376,979)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	35,779	51,105
Stock-based compensation expense	77,025	85,006
Amortization of discounts on note payable	68,358	210,406
Penalty interest	38,750	71,684
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	381	(40,681)
Increase in accrued accounts receivable	(71,374)
Decrease in deposits and prepaid expenses	24,717	(49,517)
Increase in accounts payable and accrued liabilities	127,428	19,473
Discontined operations accounts payable and accrued liabilities	(1,335)	-
Net cash (used) in operating activities	(683,078)	(1,029,503)

Cash flows from investing activities
Purchase of fixed assets	(1,590)	(502,702)
Net cash (used) in investing activities	(1,590)	(502,702)

Financing activities
Cash overdraft	76,678	165,952
Proceeds from notes payable - related party	332,764	307,500
Repayments from notes payable - related party	(332,764)	(135,000)
Proceeds from convertible note - related party, net of original issue discount	460,000	95,000
Proceeds from notes payable	113,700	532,360
Repayment of notes payable	(164,278)	(309,812)
Proceeds from convertible note, net of original issue discount	365,500	157,750
Repayment of convertible note	(125,000)	(168,000)
Penalty payment	(38,750)	(71,684)
Payments on auto loan	(3,182)	(3,072)
Sale of preferred stock, net of issuance costs	-	945,000
Net cash provided by financing activities	684,668	1,515,994

Net increase in cash	-	(16,211)
Cash - beginning	-	16,211
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$54,477	$27,400
Income taxes paid	$-	$-

Non-cash transactions:
Debt discount due to beneficial conversion feature	$71,400	$2,240
Interest capitalized as construction in progress	$-	$24,243
Deemed dividend on Series A convertible preferred stock	$-	$114,229

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at September 30, 2017 and December 31, 2016.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2017 and December 31, 2016.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value or disposable value. As of September 30, 2017 and December 31, 2016, the Company determined that none of its long-term assets were impaired.

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

The Company had 5 major customers which generated approximately 64% (25%, 14%, 9%, 8% and 8%) of total revenue in the nine months ended September 30, 2017.

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

Other Income

The Company received a reimbursement of $72,890 from its insurance company for damages caused by a hail storm during the nine months ended September 30, 2017.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $2,663, $7,209 $1,933 and $9,156 in advertising costs for the three and nine months ended September 30, 2017 and 2016, respectively.

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

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard as of December 31, 2016. The adoption of this standard had no effect on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ASU 2016 - provides guidance regarding the classification of certain items within the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted.  The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

On November 17, 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", a consensus of the FASB's Emerging Issues Task Force (the "Task Force"). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition
The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss of $982,807 for the nine months ended September30, 2017, accumulated deficit of $7,954,597 and had a working capital deficit of $2,216,106 as of September 30, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of September 30, 2017 and December 31, 2016 the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of September 30, 2017 and December 31, 2016 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of September 30, 2017 and December 31, 2016 there was no payable recorded.

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

Future minimum lease payments:
2017	$30,050
2018	122,604
2019	125,056
2020	127,557
2021	130,108
2022 and thereafter	654,539
Total minimum lease payments	$1,189,914

Note 5 – Fixed assets and construction in progress

Machinery and equipment consisted of the following at:
	September 30,	December 31,
	2017	2016

Automotive vehicles	$194,882	$194,882
Furniture and equipment	54,904	53,314
Fixed assets, total	249,786	248,196
Total : accumulated depreciation	(151,088)	(115,309)
Fixed assets, net	$98,698	$132,887

Depreciation expense for the three and nine months ended September 30, 2017 and 2016 totaled $11,801, $35,779, $24,724 and $51,105, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of September 30, 2017 and December 31, 2016, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of September 30, 2017 and December 31, 2016, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at September 30, 2017 and December 31, 2016 was $10,000 and $10,000, respectively. The note is currently past due.

On September 21, 2016, the Company borrowed $100,000 from a non-affiliated person.  The loan was due and payable on December 21, 2016 and bore interest at 60% per year.  The lender extended the loan and waived the default fee of 120%.  The loan was repaid on February 15, 2017.   The Company paid $5,000 in fees in connection with this loan in 2016.  As of September 30, 2017 and December 31, 2016, the principal balance owed on this loan was $0 and $100,000, respectively.

On April 13, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $63,700 in exchange for rights to all customer receipts until the lender is paid $89,700, which is collected at the rate of $11,213 per month with 15% interest per year. The Company recorded a debt discount of $26,000 and recorded $16,250 amortization expense for the nine months ended September 30, 2017. As of September 30, 2017 the unamortized discount was $9,750 and outstanding loan amount was $33,638. The Company repaid a total of $56,063 during the nine months ended September 30, 2017, The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

On August 24, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $69,000 in exchange for rights to all customer receipts until the lender is paid $88,000 which is collected at the rate of $410.71 per day with 15% interest per year. The Company recorded a debt discount of $19,000 and recorded $2,262 amortization expense for the nine months ended September 30, 2017. As of September 30, 2017 the unamortized discount was $16,738 and outstanding loan amount was $60,785. The Company repaid a total of $8,215 during the nine months ended September 30, 2017, The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

Convertible notes payable to non-related party

On January 4, 2017 the Company borrowed $125,000 from an unrelated third party.  The loan has a maturity date of October 28, 2017 and bears interest at the rate of 8% per year.  The Company paid $2,000 of fees associated with the loan, which was fully amortized during the nine months ended September 30, 2017. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after July 3, 2017, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. On July 13, 2017, the Company paid total $173,901 including prepayment penalty and interest expense. The Note was in default for 10 days prior to its repayment. The Company did not record a derivative as it would have been immaterial to the financial statements.

On April 13, 2017 the Company borrowed $65,500 from an unrelated third party.  The loan has a maturity date of January 25, 2018 and bears interest at the rate of 8% per year.  The Company paid $3,500 of fees associate with the loan, which was fully amortized during the nine months ended September 30, 2017. If the loan is not paid when due, any unpaid amount will bear interest at 21% per year.  The Lender is entitled, at its option, at any time after October 10, 2017 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. The note is not convertible as of September 30, 2017, therefore no derivatives were recorded. The balance outstanding on the note at September 30, 2017 is $65,500.

On July 1, 2017 the Company borrowed $125,000 from an unrelated third party.  The loan has a maturity date of April 30, 2018 and bears interest at the rate of 8% per year.  The Company paid $3,000 of fees associated with the loan, which was fully amortized during the nine months ended September 30, 2017. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after January 14, 2018, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. The note is not convertible as of September 30, 2017, therefore no derivatives were recorded.  The balance outstanding on the note at September 30, 2017 is $125,000.

On August 24, 2017 the Company borrowed $58,500 from an unrelated third party.  The loan has a maturity date of May 30, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 21% per year.  The Lender is entitled, at its option, at any time after February 20, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the five lowest trading prices for the 25 trading days immediately preceding the conversion date. The note is not convertible as of September 30, 2017, therefore no derivatives were recorded. The balance outstanding on the note at September 30, 2017 is $58,500.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of September 30, 2017 and December 31, 2016, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000. During the nine months ended September 30, 2017 the Company borrowed and additional $158,863 and repaid $158,863. As of September 30, 2017 and December 31, 2016, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of September 30, 2017 and December 31, 2016; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of September 30, 2017 and December 31, 2016 the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2016, the Company repaid $135,000 and borrowed an additional $135,000 from the same related party.  As of September 30, 2017 and December 31, 2016, the principal balance owed on this loan was $30,000 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at September 30, 2017 and December 31, 2016 was $73,000 and $73,000, respectively.  The holder of the note has agreed to extend the default date of the note to March 30, 2018.

On August 8, 2016, the Company entered into, an promissory note  with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at September 30, 2017 and December 31, 2016 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017 and so no derivative is required.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower  The principal balance owed on this loan at September 30, 2017 and December 31, 2016 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017 and so no derivative is required.

On July 13, 2017, the Company borrowed $150,000 from Hypur Inc., which is a related party. The loan is due and payable on July 17, 2017 and bears interest at 18% per annum.  The Company repaid the loan prior to September 30, 2017.

In  July the Company issued convertible promissory note to UTES 1970 LLC  in the amount of  $23,901 the note bears Interest  at a rate: 18% (default interest 24%) and has a maturity date of July 30, 2017. If an Event of Default remains uncured after 30 days the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company at the conversion price lower of $0.015 and 60% of the closing price of the Company's common stock the day prior to the Conversion. The Company fully paid off the note prior to the maturity date and as of September 30, 2017, the outstanding balance of the loan is zero.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025 the note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of September 30 2017 and December 31, 2016, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to March 30, 2018.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the nine months ended September 30, 2017, the Company borrowed an additional $110,000. As of September 30, 2017 and December 31, 2016, the Company owed a total of $500,000 and $390,000, respectively. As of September 30, 2017 and December 31, 2016 there is a total of $390,000 and $390,000 of the notes are past due, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of September30, 2017.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2017 and December 31, 2016 was $75,000 and $75,000, respectively.  Upon default, the note bears a default rate of interest of 24% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures") which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2017 and December 31, 2016 was $100,000 and $100,000, respectively.  Upon default, the note bears a default rate of interest of 24% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party.  The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at September 30, 2017 was $100,000. Upon default, the note bears a default rate of interest of 24% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party.  The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2017 was $100,000.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party.  The loan is due 360 days from July 13, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2017 was $150,000.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $249,440, of which $71,400 was recorded during the nine months ended September 30, 2017, was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of September 30, 2017 and 2016, a total of $41,276 and $124,667, respectively has been amortized and recorded as interest expense, leaving a balance of $30,124 and $9,178 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $1,038,876 and $610,000 as of September 30, 2017 and December 31, 2016, respectively.

Note 8 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of September 30, 2017 and December 31, 2016, the total principal balance of the note is $10,733 and $12,801, respectively, of which $6,518 and $8,664 is considered a long-term liability and $4,215 and $4,137 is considered a current liability.

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

During the nine months ended September 30, 2016, the Company entered into a consulting agreement for business advisory services.  The Company issued a total of 1,000,000 shares of common stock to the consultant for business advisory services valued at $17,500.  The certificate for these shares was issued subsequent to September 30, 2017.

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

During the nine months ended September 30, 2017 a total of 26,666 stock options were forfeited by various employees of the Company.

The following is a summary of the Company's stock option activity for the nine months September 30, 2017:

	NumberOf Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2016	24,753,405	$0.11
Granted	-	-
Exercised	-	-
Expired	(146,667)	$0.17
Forfeited	(26,666)	$0.15
Outstanding at September 30, 2017	24,580,072	$0.11
Options exercisable at December 31, 2016	20,000,484	$0.11
Options exercisable at September 30, 2017	23,706,008	$0.11

The following tables summarize information about stock options outstanding and exercisable at September 30, 2017:

OPTIONS OUTSTANDING AND EXERCISABLE AT September 30, 2017
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.035 – 1.00	24,580,072	2.55	$0.11	23,706,008	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for nine months ended September 30, 2017 and 2016 was $59,525 and $57,006, respectively. The intrinsic value of stock options issued to related parties was $0 at September 30, 2017.

Warrants

The following is a summary of the Company's warrant activity for the period ended September 30, 2017:
	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2016	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2017	10,000,000	$0.10
Options exercisable at September 30, 2017	10,000,000	$0.10

 The following tables summarize information about warrants outstanding and exercisable at September 30, 2017 and December 31, 2016:

WARRANTS OUTSTANDING AND EXERCISABLE AT SEPTEMBER 30, 2017

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	3.74	$0.10	10,000,000	$0.10

Note 11 – Subsequent Events

 On October 16, 2017 The Company issued convertible promissory note to AUCTUS FUND LLC  in the amount of  $150,000 the note bears Interest  at a rate: 10% (default interest 24%) and has a maturity date of July 16, 2018. the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion Price is 50% of the lowest trading prices during the 25 Trading Day period prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business.

On October 19, 2017 the Company and Power Up Lending Group Ltd entered into a Securities Purchase Agreement for a convertible note of $73,000. The note bears an Interest rate: 8% (default interest 22%) and matures on July 30, 2018.  The conversion Feature: Upon 180 days after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 58% of the average of the lowest 3 trading prices during the 10 Trading Day period prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business.

Between October 2, 2017 and November 13, 2017, the Company received aggregate advances of $126,380 from related parties which advances are due on demand and bear no interest.

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the nine months ended September 30, 2017, a majority of our revenue was derived from armed protection and transportation services.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2017 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increase in cash processing and transportation services.
Gross profit, as a % of revenue	I	Higher revenue resulted in better economies of scale.
General and Administrative expenses	I	Increased insurance costs and increases in employee compensation.

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2017 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increase in cash processing and transportation services.
Gross profit, as a % of revenue	I	Higher revenue resulted in better ec,onomies of scale.
General and Administrative expenses	I	Increased insurance costs and increases in employee compensation.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the nine months ended September 30, 2017 and 2016 were:

	2017	2016

Cash used by operations	$(683,078)	$(1,029,503)
Purchase of equipment	(1,590)	(502,702)
Loan Proceeds	1,271,964	1,092,610
Loan Payments	(663,974)	(687,568)
Sale of preferred stock	--	945,000
Other	76,678	165,952

As of September 30, 2017 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending September 30, 2018.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
●	any significant changes in our expected sources and uses of cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2017 our disclosure controls and procedures were not effective due to the material weaknesses identified at the audit.

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

BLUE LINE PROTECTION GROUP, INC.

November 20, 2017	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer