Form 10-K
period 2017-12-31
Blue Line Protection Group, Inc.
filed 2018-04-03
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2017 was approximately $3,355,000.

As of March 30, 2018 the registrant had 137,149,286 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.
FORM 10-K
For the year ended December 31, 2017

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the year ended December 31, 2017 approximately 80% of our revenue was derived from armed protection and transportation services.  The remaining 20% of our revenue was derived from compliance (5%), and other services (15%).

In March 2015, our wholly-owned Nevada subsidiary, BLPG, Inc., was granted licenses to provide our services  in Nevada.

Our base of operations is in the Denver, Colorado metropolitan area.  Our corporate headquarters are located at 5765 Logan Street, Denver, CO 80216.

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

Training

Over 90% of our security personnel have established military or police background.  We ensure our employees are prepared to offer clients, their staff and customers a safe and secure environment.  All members of the Company's armored transportation team and security operators are required to undertake our mandatory, rigorous 40-hour introductory compliance and training curriculum created and supervised by both:

1.	The former Chief of Police for the City of Aurora, the second largest city in Colorado and

2.	A 17 year veteran of Law Enforcement with certifications including: NRA Law Enforcement patrol rifle instructor, Colorado POST, and handgun instructor.
3.	A 15 year veteran of Federal Law Enforcement with certifications including: NRA Law Enforcement handgun and shotgun instructor.
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

Industry Background

The total market for marijuana, legal or otherwise, is estimated to exceed the economic value of corn and wheat combined.  Marijuana is widely considered the largest cash crop in the United States.  Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal marijuana industry that management expects to be worth over $50 billion by the year 2020.  California and Colorado each expect to collect tax revenue of approximately $300,000,000 during their 2018 fiscal years.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.  There are currently 29 states and the District of Columbia allowing its citizens to use Medical Marijuana.  Additionally, 8 states and Washington D.C. have legalized cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, the new Trump administration could change this policy and decide to enforce the federal laws strongly.  Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits.  Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Intellectual Property

We are developing proprietary streamlined government-certified software capable of tracking all movements of cannabis products through to cash to taxes paid to deposits with the Federal Reserve Bank.  The technology behind our software is being engineered and developed by subcontractors, and we consider it proprietary and confidential, and protected under trade secret laws.  We have not sought to patent our aspect of this technology; however, we have not yet determined if we will seek to patent any aspect of the software in the future.

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

Number of total employees and number of full time employees

As of March 30, 2018, we have approximately 85 full and part-time employees, 90% of whom are former military or law enforcement professionals.

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

On October 27, 2016 the Company sold its building in Denver, Colorado to an unrelated third party for $1,313,961 net of closing cost of $86,039.  Until the date of sale, the Company had recorded depreciation expense on the building of $20,868.  The Company repaid the mortgage on the building in the amount of $677,681 and recognized a loss on the sale of the building of $312,053. The Company received net cash proceeds of $722,319. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

See Item 1. Business.

ITEM 3.       LEGAL PROCEEDINGS

On March 2, 2018, Steve Neumeyer filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging, among other matters, breach of contract, and seeking damages of an unspecified amount for allegedly providing services to the Company.  The Company believes Mr. Neumeyer's complaint is without merit.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2016	High	Low

First Quarter	$0.04	$0.02
Second Quarter	$0.06	$0.02
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.08	$0.02

Year ended December 31, 2017	High	Low

First Quarter	$0.47	$0.26
Second Quarter	$0.38	$0.15
Third Quarter	$0.19	$0.15
Fourth Quarter	$0.37	$0.12

As of March 30, 2018, we had 137,149,286 outstanding shares of common stock held by approximately 225 shareholders of record.  Our transfer agent is: Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2017 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	More security for special events, private parties and transport of cash
Gross profit, as a percent of revenue	I	More diversified revenue streams
Loss on disposal of assets	D	The Company sold its building in 2016 and recognized a loss

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2017 and 2016 were:

	2017	2016

Cash (used by) operations	$(723,015)	$(1,469,877)
Loan payments	(842,661)	(918,686)
Loan proceeds	1,731,693	1,192,610
Sale of building	--	722,319
Construction of building improvements	--	(485,665)
Purchase of property, plant and equipment	32,122	(28,202)
Sale of preferred stock	--	945,000
Other	(96,124)	30,462

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

Future minimum lease payments:

Future minimum lease payments:
2018	$122,604
2019	125,056
2020	127,557
2021	130,108
2022	268,075
2023 and thereafter	386,464
Total minimum lease payments	$1,159,864

See Notes 6 and 7 to the financial statements included as part of this report for information concerning our notes payable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements attached to this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Daniel Allen	65	Chief Executive, Financial and Accounting Officer and a Director

Ricky G. Bennett	59	Vice President of Operations and Compliance

Michael Jerome	46	Vice President of Media and Public Relations

Doyle Knudson	65	Director

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

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.   Doyle Knudson is an independent director, as that term is defined in the rules of the NYSE American.  None of our directors is considered a "Financial Expert".

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

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2017 and 2016 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total

Daniel Allen, CEO	2017	$140,923		$--	--	$140,923
2016		$140,923		$77,472	--	$218,395

Ricky G. Bennett	2017	$95,000		--	--	$95,000
VP of Operations
and Compliance	2016	$87,166		$64,560	--	$151,726

Michael Jerome	2017	$81,538		--	--	$81,853
VP of Media and	2016	$81,538		$10,760	--	$92,298
Public Relations

(1)	The dollar value of base salary (cash and non-cash) earned during the year.
(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.
(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.
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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2017 and 2016 to our officers and directors pursuant to the Plan:

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

None

The following shows certain information as of December 31, 2017 concerning the stock options and stock bonuses granted pursuant to the Plan.  Each option represents the right to purchase one share of common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plan

2014-2015 Stock Incentive Plan	15,000,000	7,700,000	--	7,300,000

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Plan as of December 31, 2017. The Plan has not been approved by our shareholders.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

2014-2015 Stock Incentive Plan	7,700,000	$0.05	7,300,000

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company's common stock as of March 30, 2018 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's officers and directors; and (iii) all the officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address of Owner	Shares Owned	Percent of Class

Daniel Allen, Chief Executive Officer	668,000	0.5%
Ricky G. Bennett, VP of Operations and Compliance	42,000	0.0%

Name and Address of Owner	Shares Owned	Percent of Class

Michael Jerome, VP of Media and Public Relations	334,333	0.1%
Doyle Knudson	--	--
All Directors and Officers as a group (4 persons)	1,044,333	0.6%

Daniel Sullivan	26,754,755 (1)	18.97%

Note: As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(1)  Includes 4,000,000 shares of the Company's common stock held by Arapahoe Foundation, 10,904,455 shares held by Emerald Enterprises and 11,850,300 shares held in the name of Daniel Sullivan.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July 2015, the Company entered into a loan agreement with a related party, whereby the Company could borrow up to $500,000.  The loan is evidenced by a note which bears interest at 5% per year, payable quarterly in arrears, matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. Through December 31, 2015, the Company borrowed a total of $415,000. During year ended December 31, 2016, we borrowed an additional $20,000 from related party convertible notes. As of December 31, 2016, $415,000 of the notes are past due. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. As of December 31, 2017, the principal balance owed on this Convertible Note was $390,000. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2017.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2016, the Company repaid $135,000 and borrowed an additional $135,000 from the same related party.  As of December 31, 2017, the principal balance owed on this loan was $44,000.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2017 was $73,000.

On August 8, 2016, the Company entered into, a promissory note with Hypur Inc., a Nevada Corporation which is a related party, pursuant to which the Company borrowed $52,000. The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at December 31, 2017 was $52,000.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")  a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2017 was $75,000.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. The principal balance owed on this loan at December 31, 2017 was $47,500.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2017 was $100,000.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party.  The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at December 31, 2017 was $100,000. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party.  The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2017 was $100,000.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party.  The loan is due 360 days from July 13, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2017 was $150,000.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2017 and 2016 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2017	2016

Audit fees	$44,000	$40,500
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total fee	$44,000	$40,500

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Blue Line Protection Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc.  and its subsidiaries (collectively, the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2015.
Houston, Texas
April 2, 2018

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and equivalents	$37,771	$-
Accounts receivable, net	196,030	117,683
Accrued receivables	10,378	16,015
Prepaid expenses and deposits	24,628	53,038
Total current assets	268,807	219,586

Fixed assets:
Machinery and equipment, net	114,677	132,887
Security deposit	32,850	32,850
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	150,309	135,669

Total assets	419,116	$355,255

Liabilities and Stockholders' Deficit
Current liabilities:
Cash overdraft	$-	$30,462
Accounts payable and accrued liabilities	642,059	416,573
Notes payable	110,225	185,000
Notes payable - related parties	419,846	385,846
Convertible notes payable, net of unamortized discount	359,953	-
Convertible notes payable - related parties, net of unamortized discount	1,057,726	610,000
Current portion of long-term debt	2,121	4,137
Current liabilities of discontinued operations	1,335	1,335
Derivative liabilities	1,879,930	-
Total current liabilities	4,473,195	1,633,353

Long-term liabilities:
Long-term debt	6,518	8,664
Total current liabilities	6,518	8,664

Total liabilities	4,479,713	1,642,017

Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 shares issued and outstanding as of December 30, 2017 and
December 31, 2016, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
128,348,026 and 127,348,026 issued and outstanding as of
December 31, 2017 and December 31, 2016, respectively	128,348	127,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares
as of December 31, 2017 and December 31, 2016, respectively	13	13
Additional paid-in capital	5,417,266	5,537,667
Accumulated deficit	(9,626,224)	(6,971,790)
Total stockholders' deficit	(4,060,597)	(1,286,762)

Total liabilities and stockholders' deficit	$419,116	$355,255

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2017	2016

Revenue	$3,865,807	$2,821,187
Cost of revenue	(2,908,297)	(2,420,634)
Gross profit	957,510	400,553

Operating expenses:
Advertising	8,119	12,480
Depreciation	50,332	67,094
General and administrative expenses	1,929,174	2,011,628
Loss of disposal of assets	-	312,053
Total expenses	1,987,625	2,403,255

Operating loss	(1,030,115)	(2,002,702)

Other income (expenses):
Interest expense	(387,621)	(433,259)
Other income	72,890	-
Loss on derivative	(1,309,588)	-
Total other expenses	(1,624,319)	(433,259)

Net loss	(2,654,434)	(2,435,961)
Deemed dividend on Series A convertible preferred stock	-	(114,229)

Net loss attributable to common stockholders	$(2,654,434)	$(2,550,190)

Net loss per common share: Basic and Diluted	(0.02)	(0.02)

Weighted average number of
common shares outstanding- Basic and Diluted	128,260,355	126,231,238

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2015	-	$-	125,348,026	$125,348	$4,276,291	13	(4,535,829)	(134,177)

Common stock issued for services	-	-	2,000,000	2,000	86,000	-	-	88,000

Preferred stock issued for cash	20,000,000	$20,000	-	-	925,000	-	-	945,000

Beneficial conversion feature on convertible note	-	-	-	-	2,240	-	-	2,240

Amortization of employee stock options	-	-	-	-	248,136	-	-	248,136

Beneficial conversion feature on convertible preferred stock	-	-	-	-	114,229	-	-	114,229

Deemed dividend on convertible preferred stock	-	-	-	-	(114,229)	-		(114,229)

Net loss for the year ended December 31, 2016	-	-	-	-			(2,435,961)	(2,435,961)

Balance, December 31, 2016	20,000,000	$20,000	127,348,026	$127,348	5,537,667	13	(6,971,790)	(1,286,762)
								-
Common stock issued for services	-	-	1,000,000	1,000	45,583	-	-	46,583

Beneficial conversion feature on convertible note	-	-	-	-	71,400	-	-	71,400

Amortization of employee stock options	-	-	-	-	79,840	-	-	79,840

Reclassification of derivative liabilities	-	-	-	-	(317,224)	-	-	(317,224)

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(2,654,434)	(2,654,434)

Balance, December 31, 2017	20,000,000	20,000	128,348,026	128,348	$5,417,266	13	$(9,626,224)	$(4,060,597)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2017	2016
Operating activities
Net loss	$(2,654,434)	$(2,435,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,332	67,094
Loss on sale of building	-	312,053
Stock-based compensation expense	-	248,136
Amortization of Options	79,840	-
Common stock issued for services	46,583	88,000
Amortization of discount on note payable	202,390	265,745
Penalty interest	61,500	71,684
Change in fair value of derivative liabilities	1,309,588	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(72,710)	(8,452)
(Increase) / decrease in deposits and prepaid expenses	109,469	(98,069)
Increase in accounts payable and accrued liabilities	144,427	19,893
Net cash used in operating activities	(723,015)	(1,469,877)

Cash flows from investing activities
Receipt of payments from notes receivable	-	(28,202)
Purchase of fixed assets	(32,122)	-
Cash proceeds from sale of building	-	722,319
Construction of building	-	(485,665)
Net cash provided by/(used in) investing activities	(32,122)	208,452

Financing activities
Cash overdraft	(30,462)	30,462
Proceeds from notes payable - related party	463,243	307,500
Repayments from notes payable - related party	(429,243)	(135,002)
Proceeds from notes payable	113,700	532,360
Repayment of notes payable	(222,918)	(544,000)
Proceeds from convertible notes payable - related party	460,000	195,000
Proceeds from convertible notes payable	694,750	157,750
Repayments of convertible notes payable	(190,500)	(168,000)
Penalty payments	(61,500)	(71,684)
Principal payments on auto debt	(4,162)	(4,172)
Issuances of preferred stock	-	945,000
Issuances of common stock	-	-
Net cash provided by financing activities	792,908	1,245,214

Net decrease in cash	37,771	(16,211)
Cash - beginning	-	16,211
Cash - ending	$37,771	$-

Supplemental disclosures of cash flow information:
Interest paid	$77,906	$53,436
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$253,118	$-
Debt discount due to beneficial conversion feature	$71,400	$2,240
Interest capitalized as construction in progress	$-	$14,078
Beneficial conversion feature reclassified to liabilities	$317,224	$-
Building mortgage paid through proceeds form sale of building	$-	$677,681
Deemed dividend on preferred stock	$-	$114,229

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2017 and 2016, The consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; "BLAS"), Blue Line Capital, Inc. (a Colorado corporation; "Blue Line Capital"), Blue Line Protection Group (California), Inc. (a California corporation; "Blue Line California"), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; "Blue Line Illinois"), BLPG, Inc. (a Nevada corporation; "Blue Line Nevada"), Blue Line Protection Group (Washington), Inc. (a Washington corporation; "Blue Line Washington").  All significant intercompany balances and transactions have been eliminated.   BLPG and its subsidiaries are collectively referred herein to as the "Company."

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2017 and 2016. As of December 31, 2016 the Company had a cash overdraft of $30,462.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2017 and 2016.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2017 and 2016.  Depreciation expense for the years ended December 31, 2017 and 2016 totaled $50,332 and $67,094, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value or disposable value. As of December 31, 2017 and 2016, the Company determined that none of its long-term assets were impaired.

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

The Company had two  major customers which generated approximately 40% (26%, and 14%) of total revenue in the year ended December 31, 2017.

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

The following table presents the derivative financial instruments, the Company's only financial liabilities measured and recorded at fair value on the Company's consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2017 and 2016:

December 31, 2017

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,580,517,	$-	$-	$1,580,517
Warrant derivative liabilities	$299,413	$-	$-	$299,413
Total	$1,879,930	$-	$-	$1,879,930

December 31, 2016

	Amount		Level 1	Level 2	Level 3
Embedded conversion derivative liability	$	-,	$-	$-	$-
Warrant derivative liabilities		$-	$-	$-	$-
Total		$-	$-	$-	$-

The embedded conversion feature in the convertible debt instruments that the Company issued, that became convertible during the year ended December 31, 2017, qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability of the warrants was determined through the use of Black Scholes option-pricing model (See Note 8).

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured.

Other Income

The Company received a reimbursement of $72,890 from its insurance company for damages caused by a hail storm during the year ended December 31, 2017.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $8,119 and $12,480 in advertising costs for the years ended December 31, 2017 and 2016, respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share".  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During 2017 and 2016 all convertible instruments were excluded from the calculation of diluted loss per share.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is has reviewed the provisions of this ASU to and determined there will be no material impact on our results of operations, cash flows or financial condition.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss for the year ended December 31, 2017, accumulated deficit and had a working capital deficit as of December 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On December 28, 2015 Patrick Deparini, the Company's former CFO resigned. Mr. Deparini purports his resignation was made pursuant to a termination clause for other than cause if he is required to undertake other responsibilities other then set forth in his employment agreement. Mr., Deparini claims through the date of his resignation he is owed a total of $154,000 in unreimbursed compensation, $575 in accrued authorized expenses and the remaining balance of his base salary as defined in the employment agreement in the amount of $179,000. As of December 31, 2017 and 2016 the Company has accrued a total of $125,575 contingent liabilities On February 6, 2017, The Company received a Notification of Wage Claim from the State of Nevada Department of Business & Industry Office of the Labor Commissioner stating that Patrick Deparini had filed a claim for unpaid wages with the Office of the Labor Commissioner (the "Commissioner").  The notification states that Mr. Deparini maintains he was not paid for all hours worked between February 3, 3015 and December 28, 2015 for a total amount owed of $99,000.  The Company disputed Mr. Deparini's claim with the Commissioner and responded by explaining to the Commissioner that Mr. Deparini improperly categorized his dispute with the Company as a wage claim, which it is not.   If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation. The Labor Commission informed the Company on August 24, 2017 that the claim was closed.

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of December 31, 2017 and December 31, 2016 the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of December 31, 2017 and December 31, 2016 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2017 and December 31, 2016 there was no payable recorded.

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

Future minimum lease payments:
2018	$122,604
2019	125,056
2020	127,557
2021	130,108
2022	268,075
2023 and thereafter	386,454
Total minimum lease payments	$1,159,864

Note 5 – Fixed assets and construction in progress

Machinery and equipment consisted of the following at:
	December 31,	December 31,
	2017	2016

Automotive vehicles	$194,882	$194,882
Furniture and equipment	85,437	53,314
Fixed assets, total	280,319	248,196
Total : accumulated depreciation	(165,642)	(115,309)
Fixed assets, net	$114,677	$132,887

Total depreciation expenses for the years ended December 31, 2017 and 2016 were $50,332 and $67,094, respectively.

On July 15, 2014, the Company purchased a commercial building for a total purchase price of $750,000, for which the Company paid a down payment of $75,000 and financed the remaining $675,000 in the form of a promissory note.  The note bears interest at a rate of 5% per annum on the unpaid principal balance and is due on July 31, 2016.  Interest is paid monthly, in arrears, in the amount of $2,813 beginning August 31, 2014.  Through December 31, 2015, approximately $363,377 in capital improvements and $33,762 of capitalized expenses have been made to the property.  Prior to December 31,, 2016, the Company has completed the construction on the property and it was available and ready for use, accordingly. As of December 31, 2016, the balance of construction in progress was $0. During the year ended December 31, 2016, $14,078 of interest expense was capitalized as construction in progress.

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

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of December 31, 2017 and December 31, 2016, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of December 31, 2017 and December 31, 2016, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2017 and December 31, 2016 was $10,000 and $10,000, respectively. The note is currently past due.

On September 21, 2016, the Company borrowed $100,000 from a non-affiliated person.  The loan was due and payable on December 21, 2016 and bore interest at 60% per year.  The lender extended the loan and waived the default fee of 120%.  The loan was repaid on February 15, 2017.   The Company paid $5,000 in fees in connection with this loan in 2016.  As of December 31, 2017 and December 31, 2016, the principal balance owed on this loan was $0 and $100,000, respectively.

On April 13, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $63,700 in exchange for rights to all customer receipts until the lender is paid $89,700, which is collected at the rate of $11,213 per month with 15% interest per year. The Company recorded a debt discount of $26,000 and recorded $26,000 amortization expense for the year ended December 31, 2017. As of December 31, 2017 the unamortized discount was $0 and outstanding loan amount was $0. The Company repaid a total of $89,700 during the year ended December 31, 2017.

On August 24, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $50,000 in exchange for rights to all customer receipts until the lender is paid $69,000 which is collected at the rate of $410.71 per day with 15% interest per year. The Company recorded a debt discount of $19,000 and recorded $8,444 amortization expense for the year ended December 31, 2017. As of December 31, 2017 the unamortized discount was $10,556 and outstanding loan amount was $35,782. The Company repaid a total of $33,218 during the year ended December 31, 2017. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

Amortization of debt discount on the non-related party notes payable for the year ended December 31, 2017 amounted to $34,444.

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

On January 4, 2017 the Company borrowed $125,000 from an unrelated third party.  The loan has a maturity date of October 28, 2017 and bears interest at the rate of 8% per year.  The Company paid $2,000 of fees associated with the loan, which was fully amortized during the year ended December 31, 2017. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after July 3, 2017, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. On July 13, 2017, the Company paid total $173,901 including prepayment penalty and interest expense. The Note was in default for 10 days prior to its repayment. The Company did not record a derivative as it would have been immaterial to the financial statements.

On April 13, 2017 the Company borrowed $65,500 from an unrelated third party.  The loan has a maturity date of January 25, 2018 and bears interest at the rate of 8% per year.  The Company paid $3,500 of fees associate with the loan, which was fully amortized during the year ended December 31, 2017. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after October 10, 2017 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The loan was repaid during the year ended December 31, 2017.  The note was discounted for a derivative (see note 8 for details) and the discount of $50,368 is being amortized over the life of the note using the effective interest method resulting in $50,368 of interest expense for the year ended December 31, 2017.

On July 18, 2017 the Company borrowed $125,000 from an unrelated third party.  The loan has a maturity date of April 30, 2018 and bears interest at the rate of 8% per year.  The Company paid $3,000 of fees associated with the loan,  during the year ended  December 31, 2017 the Company had amortized $1,741of the discount If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after January 14, 2018, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note is not convertible as of December 31, 2017, therefore no derivatives were recorded.  The balance outstanding on the note at December 31, 2017 is $125,000.

On August 24, 2017 the Company borrowed $58,500 from an unrelated third party.  The Company paid $3,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $1,618 as of December 31, 2017. The loan has a maturity date of May 30, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after February 20, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 25 trading days immediately preceding the conversion date. The note is not convertible as of December 31, 2017, therefore no derivatives were recorded. The balance outstanding on the note at December 31 2017 is $58,500.  As of December 31, 2017 the unamortized discount amounted to $1,882.

On October 18, 2017 The Company the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and had amortized $4,164 of the costs as of December 31, 2017. The loan bears Interest at a rate: 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method resulting in $36,795 of interest expense for the year ended December 31, 2017. As of December 31, 2017 the unamortized discount amounted to $11,086.

On October 19, 2017 the Company borrowed $73,000 from an unrelated third party.  The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $771 as of December 31, 2017. The loan has a maturity date of July 30, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after April 17, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note is not convertible as of December 31, 2017, therefore no derivatives were recorded. The balance outstanding on the note at December 31 2017 is $73,000.

On November 24, 2017, the Company borrowed $75,000 from an unrelated third party. The Company paid $7,000 of fees associated with the loan, and had amortized $717 of the costs as of December 31, 2017. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on November 20, 2018.  The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $68,000 is being amortized over the life of the note using the effective interest method resulting in $6,970 of interest expense for the year ended December 31, 2017.

On December 15, 2017 the Company borrowed $63,000 from an unrelated third party.  The Company paid $3,000 of fees associated with the loan, the Company amortized $771 as of December 31, 2017. The loan has a maturity date of September 15, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after June 13, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the lowest 3 trading prices during the 10 days prior to conversion date. The note is not convertible as of December 31, 2017, therefore no derivatives were recorded. The balance outstanding on the note at December 31 2017 is $63,000.

During the year ended December 31, 2017, the Company recognized amortization expense of $14,687 from deferred financing cost and amortization expense of $94,133 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of December 31, 2017 and December 31, 2016, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of December 31, 2017 and December 31, 2016, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of December 31, 2017 and December 31, 2016; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of December 31, 2017 and December 31, 2016 the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2016, the Company repaid $135,000 and borrowed an additional $135,000 from the same related party. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party.  As of December 31, 2017 and December 31, 2016, the principal balance owed on this loan was $44,000 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2017 and December 31, 2016 was $73,000 and $73,000, respectively.  The holder of the note has agreed to extend the default date of the note to March 30, 2018.

On August 8, 2016, the Company entered into, an promissory note  with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at December 31, 2017 and December 31, 2016 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017. On October 1, 2017 it was determined this note had derivative.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at December 31, 2017 and December 31, 2016 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017..   On October 1, 2017 it was determined this note had derivative. l.

On July 13, 2017, the Company borrowed $150,000 from Hypur Inc., which is a related party. The loan is due and payable on July 17, 2017 and bears interest at 18% per annum.  The Company repaid the loan prior to December 31, 2017.

During 2017, the Company borrowed $47,880 from its Vice President of Operations and repaid $27,880 of the loan. The note is non-interest bearing, and due on demand. As of December 31, 2017 the principal amount owed on this loan was $20,000.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025 the note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of December 31, 2017 and December 31, 2016, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to March 30, 2018

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of December 31, 2017 and December 31, 2016, the Company owed a total of $500,000 and $390,000, respectively. As of December 31, 2017 and December 31, 2016 there is a total of $390,000 and $390,000 of the notes are past due, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2017.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2017 and December 31, 2016 was $75,000 and $75,000, respectively.  Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures") which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2017 and December 31, 2016 was $100,000 and $100,000, respectively.  Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party.  The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at December 31, 2017 was $100,000. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party.  The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2017 was $100,000.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party.  The loan is due 360 days from July 13, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2017 was $150,000.

The Company evaluated the convertible note for possible embedded derivatives and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock. Resultantly, a discount of $71,400 was attributed to the beneficial conversion feature of the note, which amount is being amortized through the maturity date of the note. As of December 31, 2017 a total of $59,126 has been amortized and recorded as interest expense, leaving a balance of $12,274 in discounts related to the beneficial conversion feature of this note. The carrying amount of the convertible note, net of the unamortized debt discount, was $1,057,726 as of December 31, 2017.

On October 1, 2017 these notes were tainted by the variable conversion price notes and $180,997 was reclassed  from additional paid in capital to derivative liabilities. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2016	$-
Addition of new derivative as a debt discount	253,188
Reclass from additional paid in capital to derivative liabilities due to tainting	317,224
Loss on change in fair value of the derivative	1,309,588
Balance - December 31, 2017	$1,879,930

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31,	Year ended December 31,
	2017	2016
Expected term	0.02 – 3.65 years	-
Expected average volatility	108.61% -584.87%	-
Expected dividend yield	-	-
Risk-free interest rate	1.53% - 1.98%	-

Note 9 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of December 31, 2017 and December 31, 2016, the total principal balance of the note is $8,639 and $12,801, respectively, of which $6,518 and $8,664 is considered a long-term liability and $2,121 and $4,137 is considered a current liability

Note 10 – Stockholders' equity

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

During the year ended December 31, 2017, the Company entered into a consulting agreement for business advisory services.  The Company issued a total of 2,000,000 shares of common stock to the consultant for business advisory services valued at $46,583 the fair value measurement on the common stock, which was at service completion date.  The certificate for 1,000,000 of these shares was issued subsequent to December 31, 2017.

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

During the year ended December 31, 2016 a total of 453,333 stock options were forfeited by various employees of the Company.

During the year ended December 31, 2017 a total of 40,000 stock options were forfeited by various employees of the Company.

The following is a summary of the Company's stock option activity for the years ended December 31, 2017 and 2016:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2015	17,256,738	$0.14
Granted	7,950,000	$0.05
Exercised	-	$0.00
Cancelled	(453,333)	$0.18
Outstanding at December 31, 2016	24,753,405	$0.11
Granted	-	$-
Expired	(235,000)	$0.13
Cancelled	(40,000)	$0.13
Outstanding at December 31, 2017	24,478,405	$0.11
Options exercisable at December 31, 2016	20,000,484	$0.11
Options exercisable at December 31, 2017	24,471,738	$0.11

The following tables summarize information about stock options outstanding and exercisable at December 31, 2017 and December 31, 2016:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2017
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	24,478,405	2.313	$0.11	24,471,738	$0.11

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2016
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	24,753,405	3.313	$0.11	20,000,484	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for years ended December 31, 2017 and 2016 was $79,840 and $248,136, respectively.

Warrants

The following is a summary of the Company's warrant activity for the years ended December 31, 2017:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	-	$-
Granted	10,000,000	$0.10
Exercised	-	$-
Cancelled	-	$-

Outstanding at December 31, 2016	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2017	10,000,000	$0.10
Warrants exercisable at December 31, 2016	10,000,000	$0.10
Warrants exercisable at December 31, 2017	10,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at December 31, 2017 and December 31, 2016:

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2017

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	3.49	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2016

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	4.49	$0.10	10,000,000	$0.10

Note 12 – Income taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as "orphan drugs"; and repeal of the federal Alternative Minimum Tax ("AMT").

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

For the years ended December 31, 2017 and 2016, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2017 and 2016, the Company had approximately $5,734,309 and $4,818,279 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2028. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$1,204,205	$1,651,398
Valuation allowance	(1,204,205)	(1,651,398)
Total deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $12,547,096 and $16,869,912 against its net deferred taxes is necessary as of December 31, 2017 and December 31, 2016, respectively. The change in valuation allowance for the years ended December 31, 2017 and 2016 is $311,379 and $446,892 respectively.

At December 31, 2017 and December 31, 2016, respectively, the Company had $44,619,294 and $43,669,900, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2017	2016

Federal statutory taxes	(35.00)%	(35.00)%
Change in tax rate estimate	14.00%	—
Change in valuation allowance	21.00%	35.00%
	—%	—%

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $1,204,205 and $1,651,398 respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2017 and 2016 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2017	2016
Federal statutory tax Reconciliation rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%

Note 13 – Subsequent Events

On January 2, 2018 the Company drew down an additional $30,000 from Crown Bridge Partners pursuant to a 12% convertible note. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on November 20, 2018.  The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business.

On January 25, 2018 the Company and JSJ Investments, Ins  entered into a Securities Purchase Agreement for a convertible note of $150,000. The note bears an Interest rate: 12% (default interest 18%) and matures on January 25, 2019.  The conversion Feature: Upon 180 days after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the average of the lowest 3 trading prices during the 20 Trading Day period prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business.

On February 13, 2018 the Company and Power Up Lending, LTD., entered into a Securities Purchase Agreement for a convertible note of $128,000. The note bears an Interest rate: 8% (default interest 22%) and matures on November 30, 2018.  The conversion Feature: Upon 180 days after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 58% of the average of the lowest 3 trading prices during the 10 Trading Day period prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business.

Between January 25, 2018 and March 5, 2018 Power Up Lending, LTD converted notes payable in the amount of $183,500 and accrued interest of $7,340 into 7,901,260 shares of common stock.

On March 2, 2018, Steve Neumeyer filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging, among other matters, breach of contract, and seeking damages of an unspecified amount for allegedly providing services to the Company.  The Company believes Mr. Neumeyer's complaint is without merit.

On March 19, 2018 the Company issued 1,000,000 shares of common stock to a consultant that were owed as of December 31, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

April 2, 2018	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Daniel Allen	Principal Executive, Financial and	April 2, 2018
Daniel Allen	Accounting Officer and a Director

/s/ Doyle Knudson	Director	April 2, 2018
Doyle Knudson