Form 10-Q
period 2018-03-31
Blue Line Protection Group, Inc.
filed 2018-05-21
CIK 1416697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 15, 2018, the registrant had 141,086,065 outstanding shares of common stock.

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

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and equivalents	$-	$37,771
Accounts receivable	181,623	196,030
Accrued receivables	73,402	10,378
Prepaid expenses and deposits	20,934	24,628
Total current assets	275,959	268,807
Fixed assets:
Machinery and equipment, net	101,441	114,677
Security deposit	32,850	32,850
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	137,073	150,309

Total assets	413,032	$419,116
Liabilities and Stockholders' Deficit
Current liabilities:
Cash overdraft	$62,027	$-
Accounts payable and accrued liabilities	529,382	642,059
Notes payable	90,761	110,225
Notes payable - related parties	385,846	419,846
Convertible notes payable, net of unamortized discount	518,157	359,953
Convertible notes payable - related parties, net of unamortized discount	1,068,151	1,057,726
Current portion of long-term debt	4,284	2,121
Current liabilities of discontinued operations	-	1,335
Derivative liabilities	3,367,046	1,879,930
Total current liabilities	6,025,654	4,473,195
Long-term liabilities:
Long-term debt	3,651	6,518
Total non-current liabilities	3,651	6,518
Total liabilities	6,029,305	4,479,713
Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 shares issued and outstanding as of March 31, 2018 and
December 31, 2017, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
137,249,285 and 128,348,026 issued and outstanding as of
March 31, 2018 and December 31, 2017, respectively	137,249	128,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares
as of March 31, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	5,970,803	5,417,266
Accumulated deficit	(11,744,338)	(9,626,224)
Total stockholders' deficit	(5,616,273)	(4,060,597)

Total liabilities and stockholders' deficit	$413,032	$419,116

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue	$1,041,306	$839,107
Cost of revenue	(771,171)	(681,267)
Gross profit	270,135	157,840

Operating expenses:
Advertising	2,309	2,966
Depreciation	13,236	12,171
General and administrative expenses	456,600	443,803
Total expenses	472,145	458,940

Operating loss	(202,010)	(301,100)

Other income (expenses):
Interest expense	(312,398)	(43,330)
Loss on derivative	(1,603,706)	-
Total other expenses	(1,916,104)	(43,330)

Net loss	$(2,118,114)	$(344,430)

Net loss per common share: Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of
common shares outstanding- Basic and Diluted	132,921,561	127,348,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017

Operating activities
Net loss	$(2,118,114)	$(344,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,236	12,171
Amortization of Options	18,091	-
Amortization of debt discount	267,963	9,425
Common stock issued for services	31,917	20,949
Change in fair value of derivative liabilities	1,603,706	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(48,617)	(18,378)
Decrease in deposits and prepaid expenses	3,694	12,477
Increase (decrease) in accounts payable and accrued liabilities	(105,337)	18,211
(Decrease) in long-term liabilities	(1,335)	-
Net cash (used in) operating activities	(334,796)	(289,575)

Financing activities
Cash overdraft	62,027	57,606
Proceeds from notes payable - related party	55,000	15,000
Repayments of notes payable - related party	(89,000)	(15,000)
Repayment of notes payable	(25,798)	(100,000)
Proceeds from convertible notes payable - related party	-	210,000
Proceeds from convertible notes payable, net of original discount costs	295,500	123,000
Principal payments on auto debt	(704)	(1,031)
Net cash provided by financing activities	297,025	289,575

Net decrease in cash	(37,771)	-
Cash - beginning	37,771	-
Cash - ending	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$3,432	$11,077
Income taxes paid	$-	$-
Debt discount due to derivative liability	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$205,000	$-
Debt discount due to beneficial conversion feature	$-	$59,400
Common stock issued for conversion of debt and interest	$190,840	$-
Derivative resolution	$321,590	$-

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

Note 2 – Accounting policies and procedures

Interim financial statements

The unaudited interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2018.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at March 31, 2018 and December 31, 2017.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as of March 31, 2018 and December 31, 2017.  Depreciation expense for the three months ended March 31, 2018 and 2017 totaled $13,236 and $12,171, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value or disposable value. As of March 31, 2018 and December 31, 2017, the Company determined that none of its long-term assets were impaired.

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

The Company had three major customers which generated approximately 55% (27%, 14% and 14%) of total revenue in the three months ended March 31, 2018.

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

The following table presents the derivative financial instruments, the Company's only financial liabilities measured and recorded at fair value on the Company's consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

March 31, 2018
	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$2,777,709	$-	$-	$2,777,709
Warrant derivative liabilities	$589,337	$-	$-	$589,377
Total	$3,367,046	$-	$-	$3,367,046

December 31, 2017
	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,580,517,	$-	$-	$1,580,517
Warrant derivative liabilities	$299,413	$-	$-	$299,413
Total	$1,879,930	$-	$-	$1,879,930

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

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity's revenue is disaggregated depends on the facts and circumstances that pertain to the entity's contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method.. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the first quarter of 2018.

ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity's revenue is disaggregated depends on the facts and circumstances that pertain to the entity's contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

In general, the Company's business segmentation is aligned according to the nature and economic characteristics. Revenue is characterized by several lines of services and typically the pricing is fixed.

	Three months ended March 31,
Revenue Breakdown By Streams	2018	2017
Sales- Products	$-	$789
Service- Guards	664,825	708,874
Services: Transport	175,875	74,821
Services: Currency Processing	168,093	20,766
Services: Compliance	31,221	14,250
Services: Consulting		16,065
Other	1,292	3,542
Total	$1,041,306	$839,107

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $2,309 and $2,966 in advertising costs for the three months ended March 31, 2018 and 2017, respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share".  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the three months ended March 31, 2018 and 2017 all convertible instruments were  of amounting to 64,717,901 and 19,000,000 shares of common stock, respectively, were excluded from the calculation of diluted loss per share.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.  The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the first quarter of 2018.

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

Note 3 – Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has a net loss for the three months ended March 31, 2018 accumulated deficit and had a working capital deficit as of March 31, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of March 31, 2018 and December 31, 2017, the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of March 31, 2018 and December 31, 2017 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services.  Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock.  The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of March 31, 2018 and December 31, 2017 there was no payable recorded.

Leases

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

Future minimum lease payments:
2018	$91,953
2019	125,056
2020	127,557
2021	130,108
2022	268,075
2023 and thereafter	386,454
Total minimum lease payments	$1,129,203

Note 5 – Fixed assets and construction in progress

Machinery and equipment consisted of the following at:
	March 31,	December 31,
	2018	2017

Automotive vehicles	$194,882	$194,882
Furniture and equipment	85,437	85,437
Fixed assets, total	280,319	280,319
Total : accumulated depreciation	(178,878)	(165,642)
Fixed assets, net	$101,441	$114,677

Total depreciation expenses for the three month ended March 31, 2018 and 2017 were $13,236 and $12,171, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person.  The loan is due and payable on demand with interest at 10% per annum. As of March 31, 2018 and December 31, 2017, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person.  The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of March 31, 2018 and December 31, 2017, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person.  The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at March 31, 2018 and December 31, 2017 was $10,000 and $10,000, respectively. The note is currently past due.

On September 21, 2016, the Company borrowed $100,000 from a non-affiliated person.  The loan was due and payable on December 21, 2016 and bore interest at 60% per year.  The lender extended the loan and waived the default fee of 120%.  The loan was repaid on February 15, 2017.   The Company paid $5,000 in fees in connection with this loan in 2016.  As of March 31, 2018 and December 31, 2017, the principal balance owed on this loan was $0 and $0, respectively.

On August 24, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $50,000 in exchange for rights to all customer receipts until the lender is paid $69,000 which is collected at the rate of $410.71 per day with 15% interest per year. The Company recorded a debt discount of $19,000 and recorded $8,444 amortization expense for the year ended December 31, 2017 and $6,335 for the three months ended March 31, 2018. As of March 31, 2018 the unamortized discount was $4,223 and outstanding loan amount was $9,984. As of December 31, 2017 the unamortized discount was $10,556 and outstanding loan amount was $35,782. The Company repaid a total of $25,798 during the three months ended March 31, 2018. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

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

On July 18, 2017 the Company borrowed $125,000 from an unrelated third party.  The loan has a maturity date of April 30, 2018 and bears interest at the rate of 8% per year.  The Company paid $3,000 of fees associated with the loan, during the year ended December 31, 2017. The Company had amortized $1,741 of the discount and the remaining discount of $1,259 was amortized during the three months ended March 31, 2018. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after January 14, 2018, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note is not convertible as of December 31, 2017, therefore no derivatives were recorded. On January 14, 2018 the note became convertible note was discounted for a derivative (see note 8 for details) and the discount of $122,000  was  being amortized over the life of the note using the effective interest method resulting in 128,000 of interest expense for the three months ended March 31, 2018. The balance outstanding on the note at December 31, 2017 is $125,000. During the three months ended March 31, 2018 the principal of $125,000 and accrued interest of $5,000 were converted into a total of 4,558,402 shares of common stock.

On August 24, 2017 the Company borrowed $58,500 from an unrelated third party.  The Company paid $3,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $1,618 as of December 31, 2017. During the three months ended March 31, 2018 the remaining discount of $1,822 was fully amortized.  The loan has a maturity date of May 30, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after February 20, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 25 trading days immediately preceding the conversion date. The note is not convertible as of December 31, 2017, therefore no derivatives were recorded. On February 20, 2018 the note became convertible note was discounted for a derivative (see note 8 for details) and the discount of $55,000  was  being amortized over the life of the note using the effective interest method resulting in 55,000 of interest expense for the three months ended March 31, 2018.     The balance outstanding on the note at December 31, 2017 is $58,500.  As during the three months ended March 31, 2018 the principal of $58,500 and accrued interest of $2,340 were converted into a total of 3,342,857 shares of common stock.

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and had amortized $4,164 of the costs as of December 31, 2017. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method resulting in $36,795 of interest expense for the year ended December 31, 2017.  During the three months ended March 31, 2018 the Company recorded an additional interest expense of $38,185. As of December 31, 2017 the unamortized discount amounted to $11,086. During the three months ended March 31, 2018 the Company amortized an additional $3,682 of the discount, the unamortized discount at March 31, 2018 amounted to $7,404.

On October 19, 2017 the Company borrowed $73,000 from an unrelated third party.  The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $771 as of December 31, 2017, during the three months ended March 31, 2018 the Company amortized an additional $706 of the discount. The loan has a maturity date of July 30, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after April 17, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note is not convertible as of March 31, 2018, therefore no derivatives were recorded. The balance outstanding on the note at March 31, 2018 and December 31 2017 is $73,000.

On November 24, 2017, the Company borrowed $75,000 from an unrelated third party. The Company paid $7,000 of fees associated with the loan, and had amortized $717 of the costs as of December 31, 2017. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on November 20, 2018.  The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $68,000 is being amortized over the life of the note using the effective interest method resulting in $6,970 of interest expense for the year ended December 31, 2017. For the three months ended March 31, 2018 the Company recorded an additional interest expense $16,953 from amortization of debt discount the amortized original issue discount is $1,556 for the three months ended March 31, 2018.

On December 15, 2017 the Company borrowed $63,000 from an unrelated third party.  The Company paid $3,000 of fees associated with the loan, the Company amortized $771 as of December 31, 2017, during the three months ended March 31, 2018 the Company amortized an additional $928. The loan has a maturity date of September 15, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after June 13, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the lowest 3 trading prices during the 10 days prior to conversion date. The note is not convertible as of March 31, 2018, therefore no derivatives were recorded. The balance outstanding on the note at March 31, 2018 and December 31 2017 is $63,000.

On January 2, 2018 the Company borrowed $30,000 from an unrelated third party.  The Company paid $2,000 of fees associated with the loan, the Company amortized $482 as of March 31, 2018. The loan has a maturity date of January 2, 2019 and bears interest at the rate of 12% (default interest lesser of 15% or maximum permitted by law).  The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $28,000 is being amortized over the life of the note using the effective interest method resulting in $6,751 of interest expense for the three months ended March 31, 2018.

On January 25, 2018 the Company borrowed $150,000 from an unrelated third party.  The Company paid $7,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $1,336 as of March 31, 2018. The loan has a maturity date of January 28, 2019 and bears interest at the rate of 12% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 18% per year.  The Lender is entitled, at its option, at any time after July 24, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 55% of the average of the lowest trading price for the 20 trading days immediately preceding the conversion date. The note is not convertible as of March 31, 2018, therefore no derivatives were recorded. The balance outstanding on the note at March 31, 2018 is $150,000.

On February 13, 2018 the Company borrowed $128,000 from an unrelated third party.  The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $476 as of March 31, 2018. The loan has a maturity date of November 30, 2018 and bears interest at the rate of 8% per year.  If the loan is not paid when due, any unpaid amount will bear interest at 22% per year.  The Lender is entitled, at its option, at any time after August 12, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note is not convertible as of March 31, 2018, therefore no derivatives were recorded. The balance outstanding on the note at March 31, 2018 is $128,000.

During the three months ended March 31, 2018, the Company recognized amortization expense of $12,317 from deferred financing cost and amortization expense of $245,454 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company.  The loan is due and payable on demand and bears no interest.  As of March 31, 2018 and December 31, 2017, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of March 31, 2018 and December 31, 2017, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company.  The loan is due and payable on demand and bears no interest.  The Company repaid $125,500 towards this note during 2015 and as of March 31, 2018 and December 31, 2017; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of March 31, 2018 and December 31, 2017, the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party. During the three months ended March 31, 2018 the Company repaid $69,000 and borrowed an additional $55,000 from the same related party.  As of March 31, 2018 and December 31, 2017, the principal balance owed on this loan was $30,000 and $44,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party.  The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at March 31, 2018 and December 31, 2017 was $73,000 and $73,000, respectively.  The holder of the note has agreed to extend the default date of the note to September 30, 2018.

On August 8, 2016, the Company entered into, an promissory note  with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at March 31, 2018 and December 31, 2017 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017. On October 1, 2017, it was determined this note had derivative.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at March 31, 2018 and December 31, 2017 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017. On October 1, 2017 it was determined this note had derivative.

During 2017, the Company borrowed $47,880 from its Vice President of Operations and repaid $27,880 of the loan. The note is non-interest bearing, and due on demand. During the three months ended March 31, 2018 the Compamy repaid the remaining $20,000. As of March 31, 2018 and December 31, 2017 the principal amount owed on this loan was $0 and $20,000, respectively.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025 the note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of March 31, 2018 and December 31, 2017, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of March 31, 2018 and December 31, 2017, the Company owed a total of $500,000 and $390,000, respectively. As of March 31, 2018 and December 31, 2017 there is a total of $390,000 and $390,000 of the notes are past due, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of March 31, 2018.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures")   which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2018 December 31, 2017 was $75,000 and $75,000, respectively.  Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures") which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2018 and December 31, 2017 was $100,000 and $100,000, respectively.  Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party.  The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at March 31, 2018 and December 31, 2017 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party.  The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at March 31, 2018 December 31, 2017 was $100,000 and $100,000, respectively.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party.  The loan is due 360 days from July 13, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at March 31, 2018 and December 31, 2017 was $150,000.

The Company evaluated the convertible note for possible embedded derivatives on the original issuance date and concluded that none exist. However, the Company concluded a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date was lower than the fair market value of the underlying stock and recorded a debt discount of 10,425 and $59,126 which has been amortized and recorded as interest expense, leaving a balance of $1,849 and $12,274, respectively in discounts related to the beneficial conversion feature of this note.  The carrying amount of the convertible note, net of the unamortized debt discount, at March 31, 2018 and December 31, 2017 is $1,068,151 and $1,057,726, respectively.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of March 31, 2018. The Company remeasured the fair value of derivative liabilities on March 31, 2018. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2017	$1,879,930
Addition of new derivative as derivative loss	293,613
Resolution of derivatives upon conversion	(321,590)
Debt discount from derivative liability	205,000
Loss on change in fair value of the derivative	1,310,093
Balance – March 31, 2018	$3,367,046

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	For the Three Months Ended March 31,	Year ended December 31,
	2018	2017
Expected term	0.25 – 3.45 years	0.02 – 3.65 years
Expected average volatility	86.14% -346.467%	108.61% -584.87%
Expected dividend yield	-	-
Risk-free interest rate	1.43% - 2.48%	1.53% - 1.98%

Note 9 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts.  The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019.  As of March 31, 2018 and December 31, 2017 the total principal balance of the note is $7,935 and $8,639, respectively, of which $3,651 and $6,518 is considered a long-term liability and $4,284 and $2,121 is considered a current liability

Note 10 – Stockholders' equity

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

Common stock

During the year ended December 31, 2017, the Company entered into a consulting agreement for business advisory services.  The Company issued a total of 2,000,000 shares of common stock to the consultant for business advisory services valued at $46,583 the fair value measurement on the common stock, which was at service completion date.  The certificate for 1,000,000 of these shares was issued during the year ended December 31, 2017. During the three months ended March 31, 2018 the Company issued the remaining 1,000,000 shares and remeasured the fair value of those shares on the service completion date and recorded the remaining expense of $31,917.

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

The following is a summary of the Company's stock option activity for the three months ended March 31, 2018:

	Number Of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2017	24,478,405	$0.11
Granted	-	$-
Expired	(276,667)	$0.05
Cancelled	-	$-
Outstanding at March 31, 2018	24,201,738	$0.11
Options exercisable at December 31, 2017	24,471,738	$0.11
Options exercisable at March 31, 2018	24,201,738	$0.11

The following tables summarize information about stock options outstanding and exercisable at March 31, 2018:

OPTIONS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2018
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	24,201,738	2.063	$0.11	24,201,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the three months ended March 31, 2018 and March 31, 2017 6 was $18,091 and $20,949, respectively.

Warrants

The following is a summary of the Company's warrant activity for the three months ended March 31, 2018:
	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-

Outstanding at March 31, 2018	10,000,000	$0.10
Warrants exercisable at March 31, 2018	10,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at March 31, 2018:

WARRANTS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2018

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.1	10,000,000	3.24	$0.10	10,000,000	$0.10

$0.1	10,000,000	4.49	$0.10	10,000,000	$0.10

Note 12 –– Subsequent Events

On April 11, 2018 the Company and Power Up Lending, LTD., entered into a Securities Purchase Agreement for a convertible note of $103,000. The note bears an Interest rate: 8% (default interest 22%) and matures on January 30, 2019.  The conversion Feature: Upon 180 days after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 58% of the average of the lowest 3 trading prices during the 10 Trading Day period prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business.

On April 25 2018, the Company leased a vehicle for $39,595.. The Company make a down payment of $7,500 and is agreed to make 36 monthly payment of $1,015.78 including sales tax.

Between April 23, 2018 and April 27, 2018 Power Up Lending, LTD converted notes payable in the amount of $73,000 and accrued interest of $2,920 into 3,836,780 shares of common stock.

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry.   During the three months ended March 31, 2018, a majority of our revenue was derived from armed protection and transportation services.

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

We do not grow, test, transport or sell marijuana.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2018 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increase in cash processing and transportation services.
Gross profit, as a % of revenue	I	Higher revenue resulted in better economies of scale.
Interest expense	I	Amortization of debt discount ($267,963) during the current three months. In addition, interest bearing debt increased by approximately $500,000 over the past twelve months.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2018 and 2017 were:

	2018	2017

Cash used by operations	$(334,796)	$(289,575)
Cash overdraft	62,027	57,606
Loan proceeds	350,500	338,000
Loan payments	(114,798)	(115,000)
Other	(704)	(1,031)

As of March 31, 2018 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

Other than as disclosed above, we do not know of any:

•	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
•	any significant changes in our expected sources and uses of cash.

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

Revenue recognition. In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition." This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity's revenue is disaggregated depends on the facts and circumstances that pertain to the entity's contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method.. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in the first quarter of 2018.

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

ITEM 4.       CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2018 our disclosure controls and procedures were not effective due to the material weaknesses identified at the audit.

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

BLUE LINE PROTECTION GROUP, INC.

May 18, 2018	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer