Form 10-Q/A
period 2018-06-30
Blue Line Protection Group, Inc.
filed 2018-08-21
CIK 1416697

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated June 30, 2018, only furnishes the XBRL presentation not filed with the 10Q submitted on August 20, 2018. Other than a typographical error corrected on the Balance Sheets, no other changes, revisions, or updates were made to this amended filing.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and equivalents	$26,949	$37,771
Accounts receivable	260,528	196,030
Accrued receivables	-	10,378
Prepaid expenses and deposits	89,219	24,628
Total current assets	376,696	268,807
Fixed assets:
Machinery and equipment, net	113,938	114,677
Security deposit	37,220	32,850
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	153,940	150,309

Total assets	530,636	$419,116
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$548,460	$642,059
Notes payable	85,000	110,225
Notes payable - related parties	385,846	419,846
Convertible notes payable, net of unamortized discount	571,241	359,953
Convertible notes payable - related parties, net of unamortized discount	1,123,543	1,057,726
Current portion of long-term debt	4,310	2,121
Current liabilities of discontinued operations	-	1,335
Derivative liabilities	777,664	1,879,930
Total current liabilities	3,496,064	4,473,195
Long-term liabilities:
Long-term debt	2,564	6,518
Total long-term liabilities	2,564	6,518
Total liabilities	3,498,628	4,479,713

Stockholders' deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized,
20,000,000 shares issued and outstanding as of June 30, 2018 and
December 31, 2017, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized,
148,328,606 and 128,348,026 issued and outstanding as of
June 30, 2018 and December 31, 2017, respectively	148,330	128,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares
as of June 30, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	6,322,655	5,417,266
Accumulated deficit	(9,458,990)	(9,626,224)
Total stockholders' deficit	(2,967,992)	(4,060,597)

Total liabilities and stockholders' deficit	$530,636	$419,116

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

The Company had three major customers which generated approximately 54% (26%, 15% and 13%) of total revenue in the six months ended June 30, 2018.

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

BLUE LINE PROTECTION GROUP, INC.

August 21 , 2018	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer