Form 10-Q
period 2018-09-30
Blue Line Protection Group, Inc.
filed 2018-11-19
CIK 1416697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q+

    [ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2018
                                       OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                        Commission file number: 001-35902

                        BLUE LINE PROTECTION GROUP, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                  20-5543728
----------------------------------       ---------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

         5765 Logan St.
           Denver, CO                                 80216
----------------------------------       ---------------------------------
 (Address of principal executive                    (Zip Code)
            offices)

                                 (800) 844-5576
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
     ---------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ?

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ? No ?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]             Accelerated filer                  [ ]
Non-accelerated filer   [X]             Smaller reporting company          [X]
                                        Emerging growth company            [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ? No ?

As of November 19, 2018, the registrant had 334,191,700 outstanding shares of common stock.

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

                        BLUE LINE PROTECTION GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 September 30,      December 31,
                                                      2018              2017
                                                 ------------      ------------
                           Assets
Current assets:
  Cash and equivalents                          $        -         $   37,771
  Accounts receivable, net                         159,044            196,030
  Accrued receivables                               56,922             10,378
  Prepaid expenses and deposits                     77,496             24,628
                                                ----------         ----------
    Total current assets                           293,462            268,807
                                                ----------         ----------
Fixed assets:
  Machinery and equipment, net                     275,818            114,677
  Security Deposit                                  38,958             32,850
  Fixed assets of discontinued operations            2,782              2,782
                                                ----------         ----------
    Total fixed assets                             317,558            150,309
                                                ==========         ==========

Total assets                                       611,020            419,116
                                                ==========         ==========

           Liabilities and Stockholders' Deficit
Current liabilities:
   Cash overdraft                               $   50,479         $        -
  Accounts payable and accrued liabilities         699,325            642,059
  Notes payable                                     85,000            110,225
  Notes payable - related parties                  412,846            419,846
  Convertible notes payable, net of unamortized
    discount                                     1,436,915            359,953
  Convertible notes payable - related parties,
     net of unamortized discount                   327,583          1,057,726
  Current portion of long-term debt                  4,310              2,121
  Current liabilities of discontinued operations         -              1,335
  Derivative liabilities                           577,680          1,879,930
                                                ----------         ----------
    Total current liabilities                    3,594,138          4,473,195
                                                ----------         ----------
Long-term liabilities:
  Long-term debt                                     2,564              6,518
                                                ----------         ----------
    Total current liabilities                        2,564              6,518
                                                ----------         ----------
Total liabilities                                3,596,702          4,479,713
                                                ----------         ----------
Stockholders' deficit:
  Preferred Stock, $0.001 par value,
    100,000,000 shares authorized,
    20,000,000 shares issued and
    outstanding as of September 30, 2018
    and December 31, 2017, respectively             20,000             20,000
  Common Stock, $0.001 par value, 1,400,000,000
    shares authorized, 202,040,148 and
    128,348,026 issued and outstanding as of
    September 30, 2018 and December 31, 2017,
    respectively                                   202,041            128,348
  Common Stock, owed but not issued, 12,923
    shares and 12,923 shares as of September 30,
    2018 and December 31, 2017, respectively            13                 13
  Additional paid-in capital                     6,837,620          5,417,266
  Accumulated deficit                          (10,045,356)        (9,626,224)
                                                ----------         ----------
    Total stockholders' deficit                 (2,985,682)        (4,060,597)
                                                ----------         ----------
Total liabilities and stockholders' deficit    $   611,020         $  419,116
                                               ===========         ==========

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                        BLUE LINE PROTECTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the three months ended           For the Nine Months Ended
                                                 September 30,                        September 30,
                                       -----------------------------------  ----------------------------------
                                             2018              2017                2018                2017
                                       -----------------  ----------------  -------------------  -------------

Revenue                                $      955,142     $   1,007,687     $   3,152,157        $  2,830,789

Cost of revenue                              (750,525)         (763,117)       (2,175,410)         (2,165,374)
                                       --------------     -------------     -------------        ------------
Gross profit                                  204,617           244,570           976,747             665,415
Operating expenses:
  Advertising                                   3,011             2,663             7,598               7,209
  Depreciation                                 17,433            11,801            44,793              35,779
  General and administrative expenses         593,877           511,206         1,578,945           1,442,065
  Loss of disposal of assets                                                           -                   -
                                       --------------     -------------     -------------        ------------
    Total expenses                            614,321           525,670         1,631,336           1,485,053
                                       --------------     -------------     -------------        ------------
Operating loss                               (409,704)         (281,100)         (654,589)           (819,638)
Other income (expenses):
  Other income                                      -                                   -              72,890
  Disposition of Fixed Assets                  (3,420)                -            (3,420)                  -
  Interest expense                           (347,640)         (135,533)       (1,023,839)           (236,059)
  Interest income                                   -               195                 -                   -
  Gain/(loss) on fair value of derivative
    securities                                174,398                 -         1,262,716                   -
                                       --------------     -------------     -------------        ------------
    Total other income (expenses)            (176,662)         (135,533)          235,457            (163,169)
                                       --------------     -------------     -------------        ------------
Net loss                               $     (586,366)    $    (416,633)    $    (419,132)       $   (982,807)
                                       ==============     =============     =============        ============
Net loss per common share:
   Basic and Diluted                   $        (0.00)    $       (0.00)    $       (0.00)       $      (0.01)
                                       ==============     =============     =============        ============
Weighted average number of
  common shares outstanding- Basic
  and Diluted                             146,343,516       128,011,069       164,684,835         127,571,469
                                       ==============     =============     =============        ============



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        BLUE LINE PROTECTION GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Nine Months Ended
                                                         September 30,
                                                   -----------------------------
                                                      2018              2017
                                                   -----------        ---------
Operating activities
Net loss                                           $(419,132)        $ (982,807)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation                                        44,793             35,779
  Amortization of stock options                       52,437             77,025
  Amortization of discounts on notes payable         809,309             68,358
  Common stock issued for services                    31,917
  Penalty interest                                         -             38,750
  Convertible note for expenses paid on behalf
   of company                                         30,217                  -
  Gain on change in fair value of derivative
   liabilities                                    (1,262,716)                 -
Changes in operating assets and liabilities:
  Increase in accounts receivable                     (9,558)           (70,993)
 (Increase) / decrease  in deposits and prepaid
  expenses                                           (58,976)             24,717
 Increase in accounts payable and accrued
  liabilities                                         79,274            127,428
 Discontinued operations accounts payable and
  accrued liabilities                                 (1,335)            (1,335)
                                                  ----------          ---------
Net cash used in operating activities               (703,770)          (683,078)
                                                  ----------          ---------
Cash flows from investing activities
   Purchase of fixed assets                         (205,934)            (1,590)
                                                  ----------          ---------
Net cash used in investing activities               (205,934)           (1,590)
                                                  ----------          ---------
Financing activities
 Cash overdraft                                       50,479             76,678
 Proceeds from notes payable - related party         127,000            332,764
 Repayments from notes payable - related party      (134,000)          (332,764)
 Proceeds from notes payable                               -            113,700
 Proceeds from convertible note - related party,
  net of original issue discount                     430,000            460,000
 Repayment of notes payable                          (35,782)          (164,278)
 Repayment of convertible note                             -          (125,000)
 Penalty payment                                           -           (38,750)
 Payments on auto loan                                (1,764)            (3,182)
 Proceeds from convertible notes payable, net of
  original discount costs                            436,000            365,500
                                                  ----------          ---------
Net cash provided by financing activities            871,933            684,668
                                                  ----------          ---------
Net decrease in cash                                 (37,771)                 -
Cash - beginning                                      37,771                  -
                                                  ----------          ---------
Cash - ending                                     $        -          $       -
                                                  ==========          =========
Supplemental disclosures of cash flow information:
   Interest paid                                  $    3,432          $  54,477
                                                  ==========          =========
   Income taxes paid                              $        -          $       -
                                                  ==========          =========
   Debt discount due to derivative liability      $        -          $       -
                                                  ==========          =========
Non-cash investing and financing activities:
 Debt discount due to derivative liability        $  777,149          $       -
 Debt discount due to beneficial conversion
   feature                                        $        -          $  71,400
 Common stock issued for conversion of debt and
    interest                                      $  593,010          $       -
  Derivative resolution                           $  816,683          $       -


                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                        Blue Line Protection Group, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - History and organization of the company

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

Note 2 - Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2018.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at September 30, 2018 and December 31, 2017.

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

        Automotive Vehicles                   5 years
        Furniture and Equipment               7 years
        Buildings and improvements           15 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of September 30, 2018 and December 31, 2017. Depreciation expense for the three and nine months ended September 30, 2018 and 2017 totaled $17,433, $44,793, and $11,801 and $35,779, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value or disposable value. As of September 30, 2018 and December 31, 2017, the Company determined that none of its long-term assets were impaired.

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

The Company had three major customers which generated approximately 50% (22%, 17% and 11%) of total revenue in the nine months ended September 30, 2018

The Company had 5 major customers which generated approximately 64% (25%, 14%, 9%, 8% and 8%) of total revenue in the nine months ended September 30, 2017.

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

The following table presents the derivative financial instruments, the Company's only financial liabilities measured and recorded at fair value on the Company's consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

September 30, 2018
                             Amount    Level 1   Level 2    Level 3
                             -----------------------------------------
Embedded conversion
derivative liability        $ 543,763  $         $       -  $ 543,763
Warrant derivative
liabilities                 $  33,917  $         $       -  $  33,917
                            ---------  --------- ---------  ---------
Total                       $ 577,680  $       - $       -  $ 577,680
                            =========  ========= =========  =========

December 31, 2017
                             Amount    Level 1   Level 2    Level 3
                            -----------------------------------------
Embedded conversion
  derivative liability      $1,580,51  $         $       -  $1,580,51
Warrant derivative
  liabilities               $ 299,413  $         $       -  $ 299,413
                            ---------  --------- ---------  ---------
Total                       $1,879,93  $       - $       -  $1,879,93
                            =========  ========= =========  =========

The embedded conversion feature in the convertible debt instruments that the Company issued, that became convertible during the period September 30, 2018 and the year ended December 31, 2017, qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability of the warrants was determined through the use of Black Scholes option-pricing model (See Note 8).

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

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in for the nine months ended September 30, 2018.

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

                                   Three months ended       Nine months ended
                                     September 30,             September, 30
                                  -------------------      --------------------
Revenue Breakdown By Streams       2018          2017       2018          2017
                                   ----          ----       ----          ----
 Services - Guards               $457,115     $700,258  $1,805,223   $2,125,396
 Services: Currency Processing    246,806      128,410     653,926      226,384
 Services: Transport              229,251      168,928     614,047      350,400
 Services: Compliance              21,180        7,745      74,568       34,707
 Services: Consulting                  --           --          --       76,531
 Other                                790        2,346       4,393        7,371
                                 --------     --------  ----------   ----------
        Total                    $955,124   $1,007,687  $3,152,157   $2,830,789
                                 ========   ==========  ==========   ==========

Advertising costs

The Company expenses all costs of advertising as incurred. There were $3,011, $7,598 and $2,663, and $7,209 in advertising costs for the three and nine months ended September 30, 2018 and 2017, respectively.

General and administrative expenses

The significant components of general and administrative expenses consist mainly of legal and professional fees and compensation.

Stock-based compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, "Compensation - Stock Compensation." FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC
505-50, "Equity-Based Payments to Non-Employees", which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

Cost of Revenue

The Company's cost of revenue primarily consists of labor, fuel costs and items purchased by the Company specifically purposed for the benefit of the Company's client.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the three and nine months ended September 30, 2018 all common stock equivalents were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

In March 2016, the FASB issued ASU 2016-09,  Compensation - Stock  Compensation:
Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including:
(a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard as of December 31, 2016. The adoption of this standard had no effect on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's Condensed Statements of Operations in for the three and nine months ended September 30, 2018.

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

Note 3 - Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of September 30, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 - Commitments and Contingencies

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

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of September 30, 2018 and December 31, 2017, the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of September 30, 2018 and December 31, 2017 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of September 30, 2018 and December 31, 2017 there was no payable recorded.

Leases

On April 25, 2018, the Company leased a vehicle for $39,595. The Company made a down payment of $7,500 and agreed to make 36 monthly payment of $1,015.78 including sales tax. As of September 30, 2018 the Company has not taken position of the vehicle and the early termination fee is nominal.

On August 16, 2018, the Company leased a vehicle. The Company made a down payment of $30,000 and agreed to make 36 monthly payments of $1,265.30, including sales tax.

On August 16, 2018, the Company leased a vehicle. The Company made a down payment of $30,000 and agreed to make 36 monthly payments of $1,265.30, including sales tax.

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

Future minimum lease payments:
            2018                                           $68,293
            2019                                           453,018
            2020                                           155,519
            2021                                           151,080
            2022                                           268,075
            2023 and thereafter                            386,454
                                                        ----------
            Total minimum lease payments                $1,482,439
                                                        ==========

Note 5 - Fixed assets

Machinery and equipment consisted of the following at:

                                            September 30,      December 31,
                                                2018               2017
                                            ------------       -----------

      Automotive vehicles                     $ 162,149         $ 194,882
      Furniture and equipment                   200,769            85,437
      Leasehold improvements                     69,485
      Fixed assets, total                       432,403           280,319
      Total : accumulated depreciation         (156,585)         (165,642)
                                              ---------         ---------
      Fixed assets, net                       $ 275,818         $ 114,677
                                              =========         =========

Total depreciation expenses for the three and six month ended June 30, 2018 and 2017 were $17,433, $44,793 $11,801 and $35,779 respectively.

Note 6 - Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person. The loan is due and payable on demand with interest at 10% per annum. As of September 30, 2018 and December 31, 2017, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of September 30, 2018 and December 31, 2017, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at September 30, 2018 and December 31, 2017 was $10,000 and $10,000, respectively. The note is currently past due.

On August 24, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $50,000 in exchange for rights to all customer receipts until the lender is paid $69,000 which is collected at the rate of $410.71 per day with 15% interest per year. The Company recorded a debt discount of $19,000 and recorded $8,444 amortization expense for the year ended December 31, 2017 and $10,556 for the nine months ended September 30, 2018. As of September 30, 2018 the unamortized discount was $0 and outstanding loan amount was $0. As of December 31, 2017 the unamortized discount was $10,556 and outstanding loan amount was $35,782. The Company repaid a total of $35,782 during the nine months ended September 30, 2018. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

Convertible notes payable to non-related party

On July 18, 2017 the Company borrowed $125,000 from an unrelated third party. The loan has a maturity date of April 30, 2018 and bears interest at the rate of 8% per year. The Company paid $3,000 of fees associated with the loan, during the year ended December 31, 2017. The Company had amortized $1,741 of the discount and the remaining discount of $1,259 was amortized during the six months ended June 30, 2018. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after January 14, 2018, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note was not convertible as of December 31, 2017, therefore no derivatives were recorded. On January 14, 2018 the note became convertible note was discounted for a derivative (see note 8 for details) and the discount of $122,000 was being amortized over the life of the note using the effective interest method resulting in 128,000 of interest expense for the nine months ended September 30, 2018. The balance outstanding on the note at December 31, 2017 was $125,000. During the nine months ended September 30, 2018, the principal of $125,000 and accrued interest of $5,000 were converted into a total of 4,558,402 shares of common stock.

On August 24, 2017 the Company borrowed $58,500 from an unrelated third party. The Company paid $3,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $1,618 as of December 31, 2017. During the nine months ended September 30, 2018 the remaining discount of $1,822 was fully amortized. The loan has a maturity date of May 30, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after February 20, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 25 trading days immediately preceding the conversion date. The note was not convertible as of December 31, 2017, therefore no derivatives were recorded. On February 20, 2018 the note became convertible note was discounted for a derivative (see note 8 for details) and the discount of $55,000 was being amortized over the life of the note using the effective interest method resulting in 55,000 of interest expense for the nine months ended September 30, 2018. The balance outstanding on the note at December 31, 2017 was $58,500. As during the nine months ended September 30, 2018 the principal of $58,500 and accrued interest of $2,340 were converted into a total of 3,342,857 shares of common stock.

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and had amortized $4,164 of the costs as of December 31, 2017. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018, the loan is not in default as a result of extended the conversion date to October 11, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method resulting in $36,795 of interest expense for the year ended December 31, 2017. During the nine months ended September 30, 2018 the Company recorded an additional interest expense of $109,041. On April 11, 2018 the Company paid the holder $75,000 in additional interest to forgo converting the note till October 11, 2018, the fee paid is accounted for as interest expense. As of December 31, 2017 the unamortized discount amounted to $11,086. During the nine months ended September 30, 2018 the Company amortized the remaining $11,086 of the discount.

On October 19, 2017 the Company borrowed $73,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $771 as of December 31, 2017, during the nine months ended September 30, 2018 the Company amortized all remaining discount on the note. The loan has a maturity date of July 30, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after April 17, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. during the nine months ended September 30, 2018 the principal of $73,000 and accrued interest of $2,920 converted into a total of 3,836,781 shares of common stock.

On November  24, 2017,  the Company  borrowed  $75,000  from an unrelated  third party. The Company paid $7,000 of fees associated with the loan, and had amortized $717 of the costs as of December 31, 2017. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on November 20, 2018. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. In addition there is an additional 10% discount for the DWAC unavailability: In the event that shares of the Borrower's Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable
Conversion  Price  until  this Note is no  longer  outstanding  (resulting  in a discount rate of 55% assuming no other adjustments are triggered hereunder).There is also an additional 15% discount that can be triggered as well: (a) DTC; Market Loss. If the Borrower fails to maintain its status as "DTC Eligible" for any reason, or, if at any time while this Note is outstanding the Conversion Price is equal to or lower than $0.01, then an additional fifteen percent (15%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 60%, assuming no other adjustments are triggered hereunder).

Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $68,000 is being amortized over the life of the note using the effective interest method resulting in $6,970 of interest expense for the year ended December 31, 2017. For the nine months ended September 30, 2018, the Company recorded an additional interest expense $56,174 including $51,423 on debt discount from derivative and $4,751 for original issue discount for the nine months ended September 30, 2018. As during the nine months ended September 30, 2018 principal of $73,600 and fees of $4,000 were converted into a total of 16,100,000 shares of common stock. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. In addition there is an additional 10% discount for the DWAC unavailability: In the event that shares of the Borrower's Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until this
Note is no longer outstanding (resulting in a discount rate of 55% assuming no other adjustments are triggered hereunder).There is also an additional 15% discount that can be triggered as well: (a) DTC; Market Loss. If the Borrower fails to maintain its status as "DTC Eligible" for any reason, or, if at any time while this Note is outstanding the Conversion Price is equal to or lower than $0.01, then an additional fifteen percent (15%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 60%, assuming no other adjustments are triggered hereunder).

On December 15, 2017 the Company borrowed $63,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, the Company amortized $771 as of December 31, 2017, during the nine months ended September 30 2018 the Company amortized an additional $2,825. The loan has a maturity date of September 15, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after June 13, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the lowest 3 trading prices during the 10 days prior to conversion date. On June 13, 2018, the Company recorded a discount of $60,000 and recorded day one loss due to derivative of $9,528, during the nine months ended September 30, 2018 the discount was fully amortized. As during the nine months ended September 30, 2018 the principal of $63,000 and accrued interest of $2,520 converted into a total of 4,682,540 shares of common stock.

On January 2, 2018 the Company borrowed $30,000 from an unrelated third party. The Company paid $2,000 of fees associated with the loan and the Company amortized $1,485 as of September 30, 2018. The loan has a maturity date of January 2, 2019 and bears interest at the rate of 12% (default interest lesser of 15% or maximum permitted by law). The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $28,000 is being amortized over the life of the note using the effective interest method resulting in $20,942 of interest expense for the nine months ended September 30, 2018.

On January 25, 2018 the Company borrowed $150,000 from an unrelated third party. The Company paid $7,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $5,096 as of September 30, 2018. The loan has a maturity date of January 28, 2019 and bears interest at the rate of 12% per year. If the loan is not paid when due, any unpaid amount will bear interest at 18% per year. The Lender is entitled, at its option, at any time after July 24, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 55% of the average of the lowest trading price for the 20 trading days immediately preceding the conversion date. On July 24, 2018, the Company recorded a discount of $142,500 and recorded day one loss due to derivative of $74,900 As during the nine months ended September 30, 2018 the principal of $50,000 converted into a total of 10,938,314 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $96,822 during nine months ended September 30, 2018.

On February 13, 2018 the Company borrowed $128,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $3,000 as of September 30, 2018. The loan has a maturity date of November 30, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after August 12, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. On August 12, 2018, the Company recorded a day one loss due to derivative of $107,711, during the nine months ended September 30, 2018 the discount of $107,711 was fully amortized. During the nine months ended September 30, 2018 the principal of $128,000 and accrued interest of $5,150 converted into a total of 26,673,229 shares of common stock.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan, and had amortized $3,341of the costs as of September 30 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder's consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $30,292 of interest expense for the nine months ended September 30, 2018.

On April 11, 2018 the Company borrowed $103,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $2,531 as of September 30, 2018. The loan has a maturity date of January 30, 2019 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after October 8, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company's common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note is not convertible as of September 30, 2018, therefore no derivatives were recorded. The balance outstanding on the note at September 30, 2018 is $103,000.

During the nine months ended September 30, 2018, the Company recognized amortization expense of $728,343 for the discount from derivative liabilities.

Note 7 - Notes payable - related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of September 30, 2018 and December 31, 2017, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of September 30, 2018 and December 31, 2017, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of September 30, 2018 and December 31, 2017; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of September 30, 2018 and December 31, 2017, the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party. During the nine months ended September 30, 2018 the Company repaid $114,000 and borrowed an additional $127,000 from the same related party. As of September 30, 2018 and December 31, 2017, the principal balance owed on this loan was $57,000 and $44,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2018 and December 31, 2017 was $73,000 and $73,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018.

On August 8, 2016, the Company entered into, an promissory note with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at September 30, 2018 and December 31, 2017 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017. On October 1, 2017, it was determined this note had derivative.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at September 30, 2018 and December 31, 2017 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017. On October 1, 2017 it was determined this note had derivative.

During 2017, the Company borrowed $47,880 from its Vice President of Operations and repaid $27,880 of the loan. The note is non-interest bearing, and due on demand. During the six months ended June 30, 2018 the Company repaid the remaining $20,000. As of September 30, 2018 and December 31, 2017 the principal amount owed on this loan was $0 and $20,000, respectively.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025 the note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of September 30, 2018 and December 31, 2017, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company's common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of September 30, 2018 and December 31, 2017, the Company owed a total of $500,000 and $390,000, respectively. As of September 30, 2018 and December 31, 2017 there is a total of $500,000 and $390,000 of the notes are past due, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of September 30, 2018.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures") which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2018 December 31, 2017 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the "Hypur Ventures") which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2018 and December 31, 2017 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at September 30, 2018 and December 31, 2017 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2018 and December 31, 2017 was $100,000 and $100,000,
respectively.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2018 and December 31, 2017 was $150,000. The holder has waived the default term and the note is not considered to be in default as of June 30, 2018.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 and derivative liability, there was no day one loss due to derivative on this note. The company amortized $47,186 in debt discounts during the nine months ended September 30, 2018. The principal balance owed on this loan at September 30, 2018 is $130,000.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292, there was no day one loss due to derivative on this note. During the nine months ended September 30, 2018 the Company amortized $3,045 of the discount The principal balance owed on this loan at September 30, 2018 is $30,217.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.10 per share during any ten-day period or the trading volume of the Company's common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 there was no day one loss due to derivative on this note. During the nine months ended September 30, 2018 the Company amortized $4,877 of the discount. The principal balance owed on this loan at September 30, 2018 is $150,000.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.10 per share during any ten-day period or the trading volume of the Company's common stock during these ten trading days was at least 2,500,000 shares. . The Company recorded a debt discount of $20,095 there was no day one loss due to derivative on this note. During the nine months ended September 30, 2018 the Company amortized $3,028 of the discount. The principal balance owed on this loan at September 30, 2018 is $150,000.

The carrying amount of the convertible note, net of the unamortized debt discount, at September 30, 2018 and December 31, 2017 is $1,436,915 and $1,057,726, respectively. Total unamortized at September 30, 2018 is $58,135.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of September 30, 2018. The Company remeasured the fair value of derivative liabilities on September 30, 2018. See Note 8.

Note 8 - Derivative Liability

The  Company   analyzed  the  conversion   options  for  derivative   accounting
consideration  under  ASC  815,   Derivatives  and  Hedging,  and  hedging,  and
determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

   Balance - December 31, 2017                           $$1,879,930
   Addition of new derivative as derivative loss             448,579
   Resolution of derivatives upon conversion                (816,683)
   Debt discount from derivative liability                   777,149
   Loss on change in fair value of the derivative         (1,711,295)
                                                         -----------
   Balance - September 30, 2018                          $   557,680
                                                         ===========

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

                                      For the Nine Months         Year ended
                                    Ended September 30, 2018   December 31, 2017
                                    ------------------------   -----------------

         Expected term                  0.14 - 2.94 years      0.02 - 3.65 years
         Expected average volatility     57.63% -321.03%        108.61% -584.8%
         Expected dividend yield              --                       --
         Risk-free interest rate          2.19% - 2.88%         1.53% - 1.98%

Note 9 - Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts. The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019. As of September 30, 2018 and December 31, 2017 the total principal balance of the note is $6,874 and $8,639, respectively, of which $2,564 and $6,518 is considered a long-term liability and $4,310 and $2,121 is considered a current liability.

Note 10 - Stockholders' equity

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

Common stock

During the year ended December 31, 2017, the Company entered into a consulting agreement for business advisory services. The Company issued a total of 2,000,000 shares of common stock to the consultant for business advisory services valued at $46,583 the fair value measurement on the common stock, which was at service completion date. The certificate for 1,000,000 of these shares was issued during the year ended December 31, 2017. During the nine months ended September 30, 2018 the Company issued the remaining 1,000,000 shares and remeasured the fair value of those shares on the service completion date and recorded the remaining expense of $31,917.

During the nine months ended September 30, 2018, the Company issued a total of 72,692,123 shares of common stock for the conversion of $593,010 of convertibles loans, accrued interest, and fees.

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

Note 11 - Options and warrants

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

The following is a summary of the Company's stock option activity for the nine months ended September 30, 2018:

                                                  Number             Weighted
                                                    of               Average
                                                  Shares          Exercise Price
                                                 -------        --------------

Outstanding at December 31, 2017                24,478,405           $ 0.11
Granted                                                  -           $    -
Expired                                           (466,667)          $ 0.11
Cancelled                                                -           $    -
                                                ----------           ------
Outstanding at September 30, 2018               24,011,738           $ 0.11
                                                ----------           ------
Options  exercisable  at  December  31, 2017    24,471,738           $ 0.11
Options  exercisable  at September  30, 2018    24,011,738           $ 0.11
                                                ==========           ======

 The following tables summarize information about stock options outstanding and exercisable at September 30, 2018:

            OPTIONS OUTSTANDING AND EXERCISABLE AT SEPTMBER 30, 2018
-------------------------------------------------------------------------------
                           Weighted-
                            Average      Weighted-                   Weighted-
 Range of    Number of     Remaining      Average                    Average
 Exercise     Options     Contractual    Exercise      Number        Exercise
  Prices    Outstanding  Life in Years     Price     Exercisable      Price
--------    -----------  -------------   ---------   -----------     ---------

 $0.035 -   24,011,738        1.54         $0.11     24,011,738        $0.11
  1.00
=========    =========        ====         =====      =========        =====

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the nine months ended September 30, 2018 and September 30, 2017 was $52,437 and $38,069, respectively.

Warrants

The following is a summary of the Company's warrant activity for the nine months ended September 30, 2018:

                                               Number           Weighted
                                                Of              Average
                                              Shares         Exercise Price
                                              -------        --------------

Outstanding at December 31, 2017             10,000,000          $0.10
Granted                                               -          $   -
Exercised                                             -          $   -
Cancelled                                             -          $   -

Outstanding at September 30, 2018            10,000,000          $0.10
Warrants exercisable at September 30, 2018   10,000,000          $0.10
                                             ==========          =====

The following tables summarize information about warrants outstanding and exercisable at September 30, 2018:

            WARRANTS OUTSTANDING AND EXERCISABLE AT SEPTMBER 30, 2018
-------------------------------------------------------------------------------
                            Weighted-
                            Average       Weighted-                   Weighted-
 Range of    Number of      Remaining      Average                    Average
 Exercise     Warrants     Contractual    Exercise      Number        Exercise
  Prices    Outstanding   Life in Years     Price     Exercisable      Price
--------    -----------   -------------   ---------   -----------     ---------
 $0.10       10,000,000       2.99          $0.10     10,000,000        $0.10
 $0.10       10,000,000       4.24          $0.10     10,000,000        $0.10

Note 12 -- Subsequent Events

On October 10, 2018, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from January 28, 2019 and bears interest at 10% per annum. The loan is convertible into shares of the Company's common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company's common stock if the price of the Company's common stock is over $.50 per share during any ten-day period.

Between October 1, 2018 and October 31, 2018 JSM Investments, Inc. converted notes payable in the amount of $34,118 and fees of $1,000 into 22,797,659 shares of common stock.

Between October 1, 2018 and November 8, 2018 Power-Up Lending LTD. converted notes payable in the amount of $103,000 and interest of $4,120 into 79,061,411 shares of common stock.

Between October 1, 2018 and November 12, 2018 Crown Bridge Partners, LLC converted notes payable in the amount of $5,188, accrued interest of $3,550 and fees of $1,000 into 25,392,481 shares of common stock.

On October 18, 2018 Actus Fund, LLC. converted notes payable in the amount of $3,550, and fees of $500 into 5,000,000 shares of common stock.

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the "Company").

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the nine months ended September 30, 2018, a majority of our revenue was derived from armed protection and transportation services.

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

We began our security and protection operations in Colorado in February 2014. Since then, we have become the largest legal cannabis protection services company in the state. We offer a fully integrated approach to managing the movement of cannabis and cash from growers through dispensaries via armed and armored transport, money processing, vaulting and related credit. Money processing services generally include counting, sorting and wrapping currency. We currently supply guards, protection and armed and armored transportation to approximately __% of all the licensees in Colorado. We are focused on encompassing all compliance needs on behalf of our clients, as mandated by the State and Federal authorities for the protection, transport and sale of cannabis.

We also offer security monitoring, asset vaulting, and VIP and dignitary protection.

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2018 as compared to the same period last year, are discussed below:

                                Increase
                                (I) or
  Item                          Decrease    Reason
                                  (D)
-----------------------------   ---------   ----------------------------------

  Revenue                           D       Fewer contracts for our armed guard
                                            services

  Gross  profit,  as  a % of        D       Higher salaries
  revenue

  General and administrative        I       Began operations in Arizona
  expenses

  Interest expense                  I       Increase in interest rates

  Gain on change of fair value      I       Decrease   in  the   price  of  our
  of derivative securities                  common stock

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2018 as compared to the same period last year, are discussed below:

                                Increase
                                (I) or
  Item                          Decrease    Reason
                                  (D)
-----------------------------   ---------   ----------------------------------

  Revenue                           I       Increase in transaction and currency
                                            currency processing services

  Gross  profit, as a % of          I       Higher  revenue  resulted in better
  revenue                                   economies of scale.

  General and administrative        I       Began operations in Arizona
  administrative expenses

  Interest expense                  I       Increase in interest rates

  Gain on change of fair value      I       Decrease   in  the   price  of  our
  of derivative securities                  common stock.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the nine months ended September 30, 2018 and 2017 were:

                                                        2018          2017
                                                        ----          ----

      Cash provided by (used in) operations        $ (703,770)     $(683,078)
      Purchase of fixed assets                       (205,934)        (1,590)
      Cash overdraft                                   50,479         76,678
      Loan proceeds                                   993,000      1,271,964
      Loan payments                                  (171,546)      (663,974)

As of September 30, 2018 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2019.

Other than as disclosed above, we do not know of any:

     o trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

     o    any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

During the next twelve months, we anticipate that we will incur approximately $2,400,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

     We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the nine months ended September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2018 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2017.

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

                                     PART II

ITEM 6.       EXHIBITS

Exhibit N . Description of Exhibit
----------  -------------------------------------------------------------------

   31.1     Rule 13a-14(a) Certifications
   31.2     Rule 13a-14(a) Certifications
   32       Section 1350 Certifications

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       BLUE LINE PROTECTION GROUP, INC.


November 19, 2018                      By:/s/ Daniel Allen
                                         ---------------------------------
                                         Daniel Allen, Principal
                                         Executive, Financial and
                                         Accounting  Officer