Form 10-Q/A
period 2018-09-30
Blue Line Protection Group, Inc.
filed 2018-11-21
CIK 1416697

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                 (Amendment No.1)

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

                                EXLANATORY NOTE

The purpose of this amendment is to include the XBRL exhibits which were omitted from the 10-Q report filed on November 13, 2018.

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

November 21, 2018                      By:/s/ Daniel Allen
                                         ---------------------------------
                                         Daniel Allen, Principal
Executive, Financial and
Accounting Officer