Form 10-K
period 2018-12-31
Blue Line Protection Group, Inc.
filed 2019-04-16
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ______ to _______

Commission File Number: 000-52942

BLUE LINE PROTECTION GROUP, INC.

(Name of small business issuer in its charter)

Nevada	20-5543728
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

5765 Logan Street Denver, CO	80216
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (800) 844-5576

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $2,220,000.

As of April 15, 2019 the registrant had 467,367,574 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.

FORM 10-K

For the year ended December 31, 2018

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

There may be other risks and circumstances that management may be unable to predict. When used in this report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the year ended December 31, 2018 approximately 75% of our revenue was derived from armed protection and transportation services. The remaining 25% of our revenue was derived from compliance (3%), and other services (22%).

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

Banking

The banking system in the U.S. is, in most states, federally regulated. Possession or distribution of marijuana violates federal law, and banks that provide support for those activities face the risk of prosecution and assorted sanctions. Currently, almost all payments for the sales of cannabis are made in cash, due the inability of sellers to obtain merchant processing accounts. As a result, processing money from marijuana sales puts federally insured banks at risk of drug racketeering charges, so they’ve refused to open accounts for marijuana-related businesses.

Marijuana businesses that can’t use banks may have too much cash they can’t safely put away, leaving them vulnerable to criminals. Jurisdictions that allow cannabis sales want a channel to receive taxes.

In February 2014, The Obama administration gave banks a road map for conducting transactions with cannabis sellers operating within state regulations, so these companies can stash away savings, make payroll and pay taxes like a traditional place of business. The move was designed to let financial institutions serve such businesses while ensuring that they know their customers’ legitimacy and remain obligated to report possible criminal activity. However, there remains nothing expressly protecting banks that work with state-legal, state-licensed marijuana businesses from prosecution. We are unaware of any bank, in any state, allowing bank accounts for cannabis-related businesses for fear of prosecution and losing their FDIC status and insurance.

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

Training

Over 90% of our security personnel have established military or police background. We ensure our employees are prepared to offer clients, their staff and customers a safe and secure environment. All members of the Company’s armored transportation team and security operators are required to undertake our mandatory, rigorous 40-hour introductory compliance and training curriculum created and supervised by both:

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

Number of total employees and number of full time employees

As of April 15, 2019, we had approximately 65 full and part-time employees, 90% of whom are former military or law enforcement professionals.

Properties

On October 27, 2016 the Company sold its building located at 5765 Logan Street Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease.

On May 29, 2018 the Company leased office space 5,316 square feet of office space at 4328 E. Magnolia Street Phoenix The lease is for an initial term of five years, with rental payments of $3,881, per month.

On January 22, 2019 the Company leased office space at 7490 Bridgewater Road, Huber Heights, Ohio The lease is for an initial term of 63 months, with rental payments of 3,162, per month.

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

On March 2, 2018, Steve Neumeyer filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging, among other matters, breach of contract, and seeking damages of an unspecified amount for allegedly providing services to the Company. The Company believes Mr. Neumeyer’s complaint is without merit.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

The high and low closing prices of our common stock for the periods indicated are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2017	High	Low

First Quarter	$0.47	$0.26
Second Quarter	$0.38	$0.15
Third Quarter	$0.19	$0.15
Fourth Quarter	$0.37	$0.12

Year ended December 31, 2018	High	Low

First Quarter	$0.12	$0.03
Second Quarter	$0.07	$0.012
Third Quarter	$0.025	$0.005
Fourth Quarter	$0.007	$0.001

As of April 15, 2019, we had 467,367,574 outstanding shares of common stock held by approximately 250 shareholders of record. Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2018 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increased revenues from cash processing and transports. More security for special events, private parties, police departments and municipalities.

Gross profit, as a percent of revenue	I	Increased revenues coupled with reduction in number of armed guards.

Operating expenses	I	Expansion costs related to establishing new Phoenix, AZ office

Interest expenses	I	Increase in interim borrowings.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2018 and 2017 were:

	2018	2017

Cash (used by) operations	(856,180)	$(723,015)
Loan payments	(244,489)	(842,661)
Loan proceeds	1,295,500	1,731,693
Purchase of property, plant and equipment	(216,740)	(32,122)
Other	—	(96,124)

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

Future minimum lease payments:
2019	$218,688
2020	205,861
2021	153,664
2022	132,711
2023	135,365
2024 and thereafter	368,464
Total minimum lease payments	$1,214,753

See Notes 6 and 7 to the financial statements included as part of this report for information concerning our notes payable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2019.

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

Revenue Recognition

The Company recognizes revenue when delivery of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. We determine revenue recognition through the following five steps:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract; and

●	Recognize revenue when, or as, the performance obligations are satisfied.

We generate substantially all our revenue from providing services to customers.

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective approach effective January 1, 2018.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements attached to this report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Daniel Allen	67	Chief Executive, Financial and Accounting Officer and a Director

Ricky G. Bennett	61	Vice President of Operations and Compliance

Christopher Galvin	52	Chairman of the Board of Directors

Doyle Knudson	66	Director

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

Christopher Galvin has been a director since January 30, 2018. Mr. Galvin founded and served as Chief Executive Officer and chairman of several public and private companies. He began his career in investment banking – focusing on mergers and acquisitions and structured finance – and has deep experience in corporate finance, hedge fund and private equity strategies. Mr. Galvin is the founder and chief executive officer of Hypur Inc., an Arizona-based company providing banking and payment technology designed specifically to enable financial institutions to safely and profitably serve cash-intensive and high-risk businesses. Mr. Galvin is also co-founder and president of Hypur Ventures, a venture capital fund dedicated to investing in businesses that operate in the cannabis industry.

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

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. Doyle Knudson a related party. None of our directors is considered a “Financial Expert”.

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

Role of Executive Officers in Compensation Decisions

Our Directors make all compensation decisions for, and approves recommendations regarding equity awards to, our Directors and employees.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2018 and 2017 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total

Daniel Allen, CEO	2018	$144,000		$—	—	$144,000
	2017	$140,923		$—	—	$140,923

Ricky G. Bennett	2018	$102,000		$—	—	$102,000
VP of Operations and Compliance	2017	$95,000		—	—	$95,000

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)	All other compensation received that we could not properly report in any other column of the table including the dollar value of any insurance premiums we paid for life insurance for the benefit of the named executive officer.

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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2018 and 2017 to our officers and directors pursuant to the Plan:

Options Granted
		Options	Exercise	Expiration
Name	Grant Date	Granted	Price	Date
none

Options Cancelled
		Weighted	Weighted Average
		Average	Remaining Contractual
Employee	Total Options	Exercise Price	Term (Years)

None

Options Exercised
Name	Date of Exercise	Shares Acquired On Exercise	Value Realized

None

The following shows certain information as of December 31, 2018 concerning the stock options and stock bonuses granted pursuant to the Plan. Each option represents the right to purchase one share of common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plan

2014-2015 Stock Incentive Plan	15,000,000	7,700,000	—	7,300,000

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Plan as of December 31, 2018. The Plan has not been approved by our shareholders.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

2014-2015 Stock Incentive Plan	7,700,000	$0.05	7,300,000

Directors’ Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses. We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s common stock as of April 15, 2019 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address of Owner	Shares Owned		Percent of Class
Daniel Allen	836,650		*
Ricky G. Bennett	668,000		*
Christopher Galvin	3,824,559	(1)	*
Doyle Knudson	3,558,559	(2)	*
All Directors and Officers as a group (4 persons)	8,887,768		1.9%

(1)	Includes 3,588,559 shares owned by CGDK, LLC, a company in which Mr. Galvin owns a 50% interest.
(2)	Represents 3,588,559 shares owned by CGDK, LLC a company in which Mr. Knudson owns a 50% interest.

* less than 1%.

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July 2015, the Company entered into a loan agreement with a related party, whereby the Company could borrow up to $500,000. The loan is evidenced by a note which bears interest at 5% per year, payable quarterly in arrears, matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2018 the Company borrowed an additional $430,000. As of December 31, 2018, the principal balance owed on this Convertible Note was $1,103,000. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2018.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. As of December 31, 2018, the principal balance owed on this loan was $107,000.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2018 was $73,000.

On August 8, 2016, the Company entered into, a promissory note with Hypur Inc., a Nevada Corporation which is a related party, pursuant to which the Company borrowed $52,000. The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at December 31, 2018 was $52,000.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10-day period. The principal balance owed on this loan at December 31, 2018 was $75,000.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. The principal balance owed on this loan at December 31, 2018 was $47,500. As of December 31, 2018 the note was in default.

On October 14, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10-day period. The principal balance owed on this loan at December 31, 2018 was $100,000. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at December 31, 2018 was $100,000. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2018 was $100,000. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2018 was $150,000. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2018 and 2017 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2018	2017

Audit fees	$53,000	$44,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$53,000	$44,000

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Blue Line Protection Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
April 16, 2019

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and equivalents	$15,862	$37,771
Accounts receivable, net	300,188	196,030
Accrued receivables	-	10,378
Prepaid expenses and deposits	21,831	24,628
Total current assets	337,881	268,807
Fixed assets:
Machinery and equipment, net	393,289	114,677
Security deposit	38,958	32,850
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	435,029	150,309
Total assets	772,910	$419,116
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$813,683	$642,059
Notes payable	85,054	110,225
Notes payable - related parties	707,847	419,846
Convertible notes payable, net of unamortized discount	248,952	359,953
Convertible notes payable - related parties, net of unamortized discount	1,475,068	1,057,726
Current portion of long-term debt	4,310	2,121
Current portion of capital lease obligations	34,505	-
Current liabilities of discontinued operations	1,334	1,335
Derivative liabilities	727,332	1,879,930
Total current liabilities	4,098,085	4,473,195
Long-term liabilities:
Long Term portion of capital lease obligations	57,534	-
Long-term debt	368	6,518
Total current liabilities	57,902	6,518
Total liabilities	4,155,987	4,479,713
Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 368,468,701 and 128,348,026 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	368,469	128,348
Common Stock, owed but not issued, 12,923 shares and 12,923 shares as of December 31, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	7,107,400	5,417,266
Accumulated deficit	(10,878,959)	(9,626,224)
Total stockholders’ deficit	(3,383,077)	(4,060,597)
Total liabilities and stockholders’ deficit	$772,910	$419,116

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2018	2017

Revenue	$4,050,037	$3,865,807
Cost of revenue	(2,712,319)	(2,908,297)
Gross profit	1,337,718	957,510

Operating expenses:
Advertising	9,871	8,119
Depreciation	82,663	50,332
General and administrative expenses	2,073,346	1,929,174
Total expenses	2,165,880	1,987,625

Operating loss	(828,162)	(1,030,115)

Other income (expenses):
Other income	-	72,890
Disposition of Fixed Assets	(3,327)	-
Interest expense	(1,361,933)	(387,621)
Gain / (Loss) on change in derivative	940,687	(1,309,588)
Total other expenses	(424,573)	(1,624,319)

Net loss	$(1,252,735)	$(2,654,434)

Net loss per common share: Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding- Basic and Diluted	191,219,900	128,260,355

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Stockholders’				Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance, December 31, 2016	20,000,000	$20,000	127,348,026	$127,348	$5,537,667	$13	$(6,971,790)	$(1,286,762)

Common stock issued for services	-	-	1,000,000	1,000	45,583	-	-	46,583
Beneficial conversion feature on convertible note	-	-	-	-	71,400	-	-	71,400
Amortization of employee stock options	-	-	-	-	79,840	-	-	79,840
Beneficial conversion feature reclassified to liabilities	-	-	-	-	(317,224)	-	-	(317,224)
Net loss for the year ended December 31, 2017	-	-	-	-		-	(2,654,434)	(2,654,434)

Balance, December 31, 2017	20,000,000	$20,000	$128,348,026	$128,348	$5,417,266	$13	$(9,626,224)	$(4,060,597)

Common stock issued for services	-	-	1,000,000	1,000	30,917	-	-	31,917
Derivative resolution	-	-	-	-	1,076,702	-	-	1,076,702
Amortization of employee stock options	-	-	-	-	52,437	-	-	52,437
Common stock issued for conversion of debt and accrued interest	-	-	239,120,675	239,121	530,078	-	-	769,199
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	(1,252,735)	(1,252,735)

Balance, December 31, 2018	20,000,000	$20,000	$368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2018	2017
Operating activities
Net loss	$(1,252,735)	$(2,654,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89,717	50,332
Loss on disposal of fixed assets	3,751	-
Amortization of stock options	52,437	79,840
Amortization of discounts on notes payable	1,016,719	202,390
Convertible Note for expenses paid on behalf of company	30,217	-
Common stock issued for services	31,917	46,583
Penalty interest	-	61,500
Day One loss on derivative liability	448,579	-
Change in fair value of derivative liabilities	(1,389,266)	1,309,588
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(93,780)	(72,710)
(Increase) / decrease in deposits and prepaid expenses	(3,311)	109,469
Increase in accounts payable and accrued liabilities	209,575	144,427
Net cash used in operating activities	(856,180)	(723,015)

Cash flows from investing activities
Purchase of fixed assets	(216,740)	(32,122)
Net cash used in investing activities	(216,740)	(32,122)

Financing activities
Cash overdraft	-	(30,462)
Proceeds from notes payable - related party	-	463,243
Repayments from notes payable - related party	(141,500)	(429,243)
Proceeds from notes payable	429,500	694,750
Proceeds from convertible note - related party, net of original issue discount -		113,700
Repayment of notes payable	(35,782)	(222,918)
Proceeds from convertible notes payable - related party	430,000	460,000
Repayment of convertible note	-	(190,500)
Penalty payment	-	(61,500)
Payments on auto loan	(3,906)	(4,162)
Payments on capital leases	(63,301)	-
Proceeds from convertible notes payable, net of original discount costs	436,000	-
Net cash provided by financing activities	1,051,011	792,908

Net increase (decrease) in cash	(21,909)	37,771
Cash - beginning	37,771	-
Cash - ending	$15,862	$37,771

Supplemental disclosures of cash flow information:
Interest paid	$3,432	$77,906
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$769,199	$253,118
Debt discount due to beneficial conversion feature	$-	$71,400
Common stock issued for conversion of debt and interest	$1,076,702	$-
Derivative resolution	$864,791	$-
Beneficial conversion feature reclassified to liabilities	$-	$317,224
Capital Lease Assets	$155,340	-

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2018 and 2017, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2018 and 2017.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2018 and 2017.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2018 and 2017. Depreciation expense for the years ended December 31, 2018 and 2017 totaled $82,663 and $50,332, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2018 and 2017, the Company determined that none of its long-term assets were impaired.

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

The Company had two major customers which generated approximately 34% (17%, and 17%) of total revenue in the year ended December 31, 2018.

The Company had two major customers which generated approximately 40% (26%, and 14%) of total revenue in the year ended December 31, 2017.

Related party transactions

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2018 and 2017:

December 31, 2018

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$716,080	$-	$-	$716,080
Warrant derivative liabilities	$11,252	$-	$-	$11,252
Total	$727,332	$-	$-	$727,332

December 31, 2017

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,580,517	$-	$-	$1,580,517
Warrant derivative liabilities	$299,413	$-	$-	$299,413
Total	$1,879,930	$-	$-	$1,879,930

The embedded conversion feature in the convertible debt instruments that the Company issued, that became convertible during the years ended December 31, 2018 and 2017, qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability of the warrants was determined through the use of Black Scholes option-pricing model (See Note 8).

Revenue Recognition

The Company recognizes revenue when delivery of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. We determine revenue recognition through the following five steps:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract; and

●	Recognize revenue when, or as, the performance obligations are satisfied.

We generate substantially all our revenue from providing services to customers. The Company recorded revenue with the 5 steps above have been completed.

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective approach effective January 1, 2018.

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company’s Statements of Operations in for the year ended December 31, 2018.

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics. Revenue is characterized by several lines of services and typically the pricing is fixed.

	Year ended December 31,
Revenue Breakdown By Streams	2018	2017

Service- Guards	$2,119,534	$2,823,186
Sales	-	4,600
Services	-	104,465
Services: Transport	898,992	516,660
Services: Currency Processing	912,792	302,840
Services: Compliance	112,562	25,428
Services: Consulting	-	81,263
Other	6,157	7,365
Total	$4,050,037	$3,865,807

Other Income

The Company received a reimbursement of $72,890 from its insurance company for damages caused by a hail storm during the year ended December 31, 2017.

Advertising costs

The Company expenses all costs of advertising as incurred. There were $9,871 and $8,119 in advertising costs for the years ended December 31, 2018 and 2017, respectively.

General and administrative expenses

The significant components of general and administrative expenses consist mainly of rent and compensation.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During 2018 and 2017 all convertible instruments were excluded from the calculation of diluted loss per share.

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

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU and finalizing the impact on our results of operations, cash flows or financial condition.

The adoption of ASU 2016-02 will have a significant impact on our balance sheet as we will record material assets and obligations primarily related to our corporate office and equipment leases based on the present value of the remaining minimum rental payments using discount rates as of the effective date.

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

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016 - provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition. The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss for the year ended December 31, 2018, accumulated deficit and had a working capital deficit as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On December 28, 2015 Patrick Deparini, the Company’s former CFO resigned. Mr. Deparini purports his resignation was made pursuant to a termination clause for other than cause if he is required to undertake other responsibilities other then set forth in his employment agreement. Mr., Deparini claims through the date of his resignation he is owed a total of $154,000 in unreimbursed compensation, $575 in accrued authorized expenses and the remaining balance of his base salary as defined in the employment agreement in the amount of $179,000. As of December 31, 2017 and 2016 the Company has accrued a total of $125,575 contingent liabilities On February 6, 2017, The Company received a Notification of Wage Claim from the State of Nevada Department of Business & Industry Office of the Labor Commissioner stating that Patrick Deparini had filed a claim for unpaid wages with the Office of the Labor Commissioner (the “Commissioner”). The notification states that Mr. Deparini maintains he was not paid for all hours worked between February 3, 3015 and December 28, 2015 for a total amount owed of $99,000. The Company disputed Mr. Deparini’s claim with the Commissioner and responded by explaining to the Commissioner that Mr. Deparini improperly categorized his dispute with the Company as a wage claim, which it is not. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation. The Labor Commission informed the Company on August 24, 2017 that the claim was closed.

On November 6, 2015 Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of December 31, 2018 and December 31, 2017 the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of December 31, 2018 and December 31, 2017 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2018 and December 31, 2017 there was no payable recorded.

Leases

On April 25, 2018, the Company recorded capital lease obligation for a leased a vehicle for $38,388. The Company made a down payment of $7,500 and agreed to make 36 monthly payment of $1,015.78 including sales tax.

On August 16, 2018, the Company recorded capital lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,265.30, including sales tax.

On August 16, 2018, the Company recorded capital lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,265.30, including sales tax.

On October 27, 2016 the Company sold its building located at 5765 Logan Street Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease.

Future minimum lease payments:
2019	$218,688
2020	205,861
2021	153,664
2022	132,711
2023	135,365
2024 and thereafter	368,464
Total minimum lease payments	$1,214,753

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	December 31, 2018	December 31,2017

Automotive vehicles	$317,489	$194,882
Furniture and equipment	85,435	85,437
Machinery and Equipment	115,335
Leasehold improvements	69,484	-
Fixed assets, total	587,743	280,319
Total : accumulated depreciation	(194,454)	(165,642)
Fixed assets, net	$393,289	$114,677

During the year ended December 31, 2018, the Company disposed of vehicles with a net book of $3,751.

Total depreciation expenses for the years ended December 31, 2018 and 2017 were $82,663 and $50,322, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person. The loan is due and payable on demand with interest at 10% per annum. As of December 31, 2018 and December 31, 2017, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of December 31, 2018 and December 31, 2017, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum. and has a 5% per month penalty upon default. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $10,000 and $10,000, respectively. The note is currently past due.

On August 24, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $50,000 in exchange for rights to all customer receipts until the lender is paid $69,000 which is collected at the rate of $410.71 per day with 15% interest per year. The Company recorded a debt discount of $19,000 and recorded $8,444 amortization expense for the year ended December 31, 2017 and $10,556 for the year ended December 31, 2018. As of December 31, 2018 the unamortized discount was $0 and outstanding loan amount was $0. As of December 31, 2017 the unamortized discount was $10,556 and outstanding loan amount was $35,782. The Company repaid a total of $35,782 during the year ended December 31, 2018. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

Convertible notes payable to non-related party

On July 18, 2017 the Company borrowed $125,000 from an unrelated third party. The loan has a maturity date of April 30, 2018 and bears interest at the rate of 8% per year. The Company paid $3,000 of fees associated with the loan, during the year ended December 31, 2017. The Company had amortized $1,741 of the discount and the remaining discount of $1,259 was amortized during the year ended December 31, 2018. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after January 14, 2018, (180 days from date of the note) to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. The note was not convertible as of December 31, 2017, therefore no derivatives were recorded. On January 14, 2018 the note became convertible note was discounted for a derivative (see note 8 for details) and the discount of $122,000 was being amortized over the life of the note using the effective interest method resulting in 122,000 of interest expense for the year ended December 31, 2018. The balance outstanding on the note at December 31, 2017 was $125,000. During the year ended December 31, 2018, the principal of $125,000 and accrued interest of $5,000 were converted into a total of 4,558,402 shares of common stock.

On August 24, 2017 the Company borrowed $58,500 from an unrelated third party. The Company paid $3,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $1,618 as of December 31, 2017. During the year ended December 31, 2018 the remaining discount of $1,822 was fully amortized. The loan has a maturity date of May 30, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after February 20, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 25 trading days immediately preceding the conversion date. The note was not convertible as of December 31, 2017, therefore no derivatives were recorded. On February 20, 2018 the note became convertible note was discounted for a derivative (see note 8 for details) and the discount of $55,000 was being amortized over the life of the note using the effective interest method resulting in $55,000 of interest expense for the year ended December 31, 2018. The balance outstanding on the note at December 31, 2017 was $58,500. As during the year ended December 31, 2018 the principal of $58,500 and accrued interest of $2,340 were converted into a total of 3,342,857 shares of common stock.

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and had amortized $4,164 of the costs as of December 31, 2017. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018, the loan is not in default as a result of extended the conversion date to October 11, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method resulting in $36,795 of interest expense for the year ended December 31, 2017. During the year ended December 31, 2018 the Company recorded an additional interest expense of $109,041. On April 11, 2018 the Company paid the holder $75,000 in additional interest to forgo converting the note till October 11, 2018, the fee paid is accounted for as interest expense. On November 21, 2018 the Company paid the holder $75,000 in additional interest to forgo converting the note till May 11, 2019, the fee paid is accounted for as interest expense.

On October 19, 2017 the Company borrowed $73,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $771 as of December 31, 2017, during the year ended December 31, 2018 the Company amortized the remaining discount of $2,229 on the note. The loan has a maturity date of July 30, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after April 17, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. During the year ended December 31, 2018, the principal of $73,000 and accrued interest of $2,920 converted into a total of 3,836,781 shares of common stock.

On November 24, 2017, the Company borrowed $75,000 from an unrelated third party. The Company paid $7,000 of fees associated with the loan, and had amortized $717 of the costs as of December 31, 2017. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on November 20, 2018. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. In addition there is an additional 10% discount for the DWAC unavailability: In the event that shares of the Borrower’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional ten percent (10%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 55% assuming no other adjustments are triggered hereunder).There is also an additional 15% discount that can be triggered as well: (a) DTC; Market Loss. If the Borrower fails to maintain its status as “DTC Eligible” for any reason, or, if at any time while this Note is outstanding the Conversion Price is equal to or lower than $0.01, then an additional fifteen percent (15%) discount shall be factored into the Variable Conversion Price until this Note is no longer outstanding (resulting in a discount rate of 60%, assuming no other adjustments are triggered hereunder).

Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $68,000 is being amortized over the life of the note using the effective interest method resulting in $6,970 of interest expense for the year ended December 31, 2017. During the year ended December 31, 2018, the Company recorded an additional interest expense $67,313 including $61,030 on debt discount from derivative and $6,283 for original issue discount for the year ended December 31, 2018. During the year ended December 31, 2018, principal of $75,000 and fees of $4,500 were converted into a total of 28,252,481 shares of common stock.

On December 15, 2017, the Company borrowed $63,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan. The Company amortized $771 as of December 31, 2017. During the year ended December 31, 2018, the Company amortized an additional $2,825. The loan has a maturity date of September 15, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after June 13, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the lowest 3 trading prices during the 10 days prior to conversion date. On June 13, 2018, the Company recorded a discount of $60,000 and recorded day one loss due to derivative of $9,528. During the year ended December 31, 2018 the discount was fully amortized. During the year ended December 31, 2018 the principal of $63,000 and accrued interest of $2,520 converted into a total of 4,682,540 shares of common stock.

On January 2, 2018 the Company borrowed $30,000 from an unrelated third party. The Company paid $2,000 of fees associated with the loan and the Company amortized $1,989 as of December 31, 2018. The loan has a maturity date of January 2, 2019 and bears interest at the rate of 12% (default interest lesser of 15% or maximum permitted by law). The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $28,000 is being amortized over the life of the note using the effective interest method resulting in $27,847 of interest expense for the year ended December 31, 2018.

On January 25, 2018 the Company borrowed $150,000 from an unrelated third party. The Company paid $7,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $6,986 as of December 31, 2018. The loan has a maturity date of January 25, 2019 and bears interest at the rate of 12% per year. If the loan is not paid when due, any unpaid amount will bear interest at 18% per year. The Lender is entitled, at its option, at any time after July 24, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 55% of the average of the lowest trading price for the 20 trading days immediately preceding the conversion date. On July 24, 2018, the Company recorded a discount of $142,500 and recorded day one loss due to derivative of $74,900 As during the year ended December 31, 2018 the principal of $85,149 converted into a total of 33,375,972 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $132,740 during the year ended December 31, 2018.

On February 13, 2018 the Company borrowed $128,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $3,000 as of December 31, 2018. The loan has a maturity date of November 30, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after August 12, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. On August 12, 2018, the Company recorded a debt discount due to the derivative of $107,711. During the year ended December 31, 2018 the discount of $107,711 was fully amortized. During the year ended December 31, 2018 the principal of $128,000 and accrued interest of $5,120 converted into a total of 26,673,229 shares of common stock.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan, and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018.

On April 11, 2018 the Company borrowed $103,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $3,000 as of December 31, 2018. The loan has a maturity date of January 30, 2019 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after October 8, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. As during the year ended December 31, 2018, the principal of $103,000 and accrued interest of $4,120 converted into a total of 79,061,412 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $87,642 during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recognized amortization expense of $897,600 for the discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of December 31, 2018 and December 31, 2017, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of December 31, 2018 and December

31, 2017, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of December 31, 2018 and December 31, 2017; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of December 31, 2018 and December 31, 2017, the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party.

During the year ended December 31, 2018 the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. As of December 31, 2018 and December 31, 2017, the principal balance owed on this loan was $107,000 and $44,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $73,000 and $73,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of December 31, 2018 the note is currently in default.

On August 8, 2016, the Company entered into, an promissory note with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017. On October 1, 2017, it was determined this note had derivative. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. The lender waived the conversion option through October 1, 2017. On October 1, 2017 it was determined this note had derivative. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note.The principal balance owed on this loan at December 31, 2018 was $100,000.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2018 was $70,000.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2018 was $75,000.

During 2017, the Company borrowed $47,880 from its Vice President of Operations and repaid $27,880 of the loan. The note is non-interest bearing, and due on demand. During the year ended December 31, 2018, the Company repaid the remaining $20,000. As of December 31, 2018 and December 31, 2017 the principal amount owed on this loan was $0 and $20,000, respectively.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of December 31, 2018 and December 31, 2017, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of December 31, 2018 the note is currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of December 31, 2018 and December 31, 2017, the Company owed a total of $500,000 and $500,000, respectively. As of December 31, 2017 there is a total of $500,000 of the notes are past due, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2018.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2018 December 31, 2017 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

As of December 31, 2018 Hyper has waived the default provision.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

As of December 31, 2018 Hyper has waived the default provision.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The holder has waived the default term and agreed to extend the default date to March 31, 2018 and further extended to September 30, 2018.

As of December 31, 2018 Hyper has waived the default provision.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $100,000 and $100,000, respectively. As of December 31, 2018 the note is currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2018 and December 31, 2017 was $150,000. As of December 31, 2018 the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 and derivative liability, there was no day one loss due to derivative on this note. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The principal balance owed on this loan at December 31, 2018 is $130,000.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292, there was no day one loss due to derivative on this note. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The principal balance owed on this loan at December 31, 2018 is $30,217.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 there was no day one loss due to derivative on this note. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The principal balance owed on this loan at December 31, 2018 is $150,000.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 there was no day one loss due to derivative on this note. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The principal balance owed on this loan at December 31, 2018 is $150,000.

The carrying amount of the convertible note, net of the unamortized debt discount, at December 31, 2018 and December 31, 2017 is $1,419,919 and $1,057,726, respectively. Total unamortized at December 31, 2018 is $55,149.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of December 31, 2018. The Company re-measured the fair value of derivative liabilities on December 31, 2018. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2016	$-
Addition of new derivative as a debt discount	253,188
Reclass from additional paid in capital to derivative liabilities due to tainting	317,224
Loss on change in fair value of the derivative	1,309,588
Balance - December 31, 2017	$1,879,930

Addition of new derivative as a derivative loss	448,579
Resolution of derivatives upon conversion	(1,076,702)
Debt discount from derivative liability	864,791
Loss on change in fair value of the derivative	(1,389,266)
Balance - December 31, 2018	$727,322

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended	Year ended
	December 31, 2018	December 31,2017
Expected term	0.02 – 2.69 years	0.02-3.65 years
Expected average volatility	144.96% -446.59%	108 .61%-584.87%
Expected dividend yield	-	-
Risk-free interest rate	2.25% - 2.66%	1.53%-1.98%

Note 9 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts. The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019. As of December 31, 2018 and December 31, 2017 the total principal balance of the note is $4,678 and $8,639, respectively, of which $368 and $6,518 is considered a long-term liability and $4,310 and $2,121 is considered a current liability.

Note 10 – Stockholders’ equity

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

Common stock

During the year ended December 31, 2017, the Company entered into a consulting agreement for business advisory services. The Company issued a total of 2,000,000 shares of common stock to the consultant for business advisory services valued at $46,583 the fair value measurement on the common stock, which was at service completion date. The certificate for 1,000,000 of these shares was issued during the year ended December 31, 2017. During the year ended December 31, 2018 the Company issued the remaining 1,000,000 shares and remeasured the fair value of those shares on the service completion date and recorded the remaining expense of $31,917.

During the year ended December 31, 2018, the Company issued a total of 239,120,675 shares of common stock for the conversion of $769,199 of convertibles loans, accrued interest, and fees.

Preferred stock

On May 3, 2016, the Company entered into, an agreement with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company sold to Hypur Ventures, in a private placement, 10,000,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for gross proceeds of $500,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $114,229. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Between July and August of 2016 Hypur Ventures purchased an additional 10,000,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for net proceeds of $445,000, net of legal fees of $55,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it does not contain a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $0.The preferred stock is convertible at any time at the election of Hypur Ventures. The preferred stock shall automatically convert to common stock if the closing price of the Company’s common stock equals or exceeds $.50 per share over any consecutive twenty day trading period. The preferred stock terms include a one-time purchase price preference. No preferential dividends apply to the preferred stock. The preferred stock attributes include weighted average anti-dilution protection, rights to appoint one director, pre-emptive rights to purchase future offerings of securities by the Company, demand and piggy-back registration rights.

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

On December 28, 2016, the Company issued stock options to various offices and employees of the Company to purchase 7,950,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The options vest immediately. The options carry a life of three years.

During the year ended December 31, 2017 a total of 40,000 stock options were forfeited by various employees of the Company.

During the year ended December 31, 2018 a total of 466,667 stock options were forfeited by various employees of the Company.

The following is a summary of the Company’s stock option activity for the years ended December 31, 2018 and 2017:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2016	24,753,405	$0.11
Granted	-	$-
Expired	(235,000)	$0.13
Cancelled	(40,000)	$0.13
Outstanding at December 31, 2017	24,478,405	$0.11
Granted	-	$-
Expired	(466,667)	$0.11
Cancelled	-	$
Outstanding at December 31, 2018	24,011,738	$0.11
Options exercisable at December 31, 2017	24,471,738	$0.11
Options exercisable at December 31, 2018	24,011,738	$0.11

The following tables summarize information about stock options outstanding and exercisable at December 31, 2018 and December 31, 2017:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	1.3	$0.11	24,011,738	$0.11

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2017
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.035 – 1.00	24,478,405	2.313	$0.11	24,471,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for years ended December 31, 2018 and 2017 was $52,437 and $79,840, respectively.

Warrants

The following is a summary of the Company’s warrant activity for the years ended December 31, 2018 and December 31, 2017:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2016	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2017	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2018	10,000,000	$0.10
Warrants exercisable at December 31, 2017	10,000,000	$0.10
Warrants exercisable at December 31, 2018	10,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at December 31, 2018 and and December 31, 2017:

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	2.52	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2017
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	3.49	$0.10	10,000,000	$0.10

Note 12 – Income taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carry backs, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance.

For the years ended December 31, 2018 and 2017, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2018 and 2017, the Company had approximately $7,275,182 and $5,734,309 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,527,788	$1,204,205
Valuation allowance	(1,527,788)	(1,204,205)
Total deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $1,527,788 and $1,204,205 against its net deferred taxes is necessary as of December 31, 2018 and December 31, 2017, respectively. The change in valuation allowance for the years ended December 31, 2018 and 2017 is $323,583 and $311,379 respectively.

At December 31, 2018 and December 31, 2017, respectively, the Company had $7,275,182 and $5,734,309, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2018	2017

Federal statutory taxes	(21.00)%	(35.00)%
Change in tax rate estimate	—	14.00%
Change in valuation allowance	21.00%	21.00%
	—%	—%

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $1,572,788 and $1,204,205 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2018 and 2017 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2018	2017
Federal statutory tax Reconciliation rate	(21.0)%	(35.0)%
Permanent difference and other	21.0%	35.0%

Note 13 – Subsequent Events

On January 18, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

On February 22, 2019 the Company entered into a settlement agreement with a former employee and agreed to pay $15,000 for past due wages.

On February 24, 2019 Crown Bridge Partners converted notes payable in the amount of $9,374, fees of $500 and accrued interest of $2,625 into 18,380,000 shares of common stock.

On March 5,2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The holder has waived the default term and agreed to extend the default date to October 15, 2019.

Between January 25, 2019 and March 22, 2019 JSJ Investments, Inc. converted notes payable in the amount of $64,882 principal and $996 interest into 80,518,873 shares of common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

April 16, 2019	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/Daniel Allen	Principal Executive, Financial and	April 16, 2019
Daniel Allen	Accounting Officer and a Director

/s/ Christopher Galvin	Director	April 16, 2019
Christopher Galvin

/s/ Doyle Knudson
Doyle Knudson	Director	April 16, 2019

22