Form 10-Q
period 2019-03-31
Blue Line Protection Group, Inc.
filed 2019-05-20
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 17, 2019, the registrant had 514,474,972 outstanding shares of common stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and equivalents	$48,319	$15,862
Accounts receivable, net	315,613	300,188
Prepaid expenses and deposits	18,137	21,831
Total current assets	382,069	337,881

Fixed assets:
Right to use assets	636,429	-
Machinery and equipment, net	483,163	393,289
Security Deposit	42,158	38,958
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	1,164,532	435,029

Total assets	1,546,601	$772,910

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$815,837	$813,683
Operating lease liability-short-term	50,336
Notes payable	160,000	85,054
Notes payable - related parties	692,846	707,847
Convertible notes payable, net of unamortized discount	195,000	248,952
Convertible notes payable - related parties, net of unamortized discount	1,821,507	1,475,068
Current portion of long-term debt	3,651	4,310
Current portion of finance lease obligation	45,459	34,505
Current liabilities of discontinued operations	1,334	1,334
Derivative liabilities	813,988	727,332
Total current liabilities	4,599,958	4,098,085

Long-term liabilities:
Operating lease liability-long term	610,302	-
Long-term portion of finance lease obligations	71,268	57,534
Long-term debt	-	368
Total current liabilities	681,570	57,902

Total liabilities	5,281,528	4,155,987
Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 467,367,574 and 368,468,701 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	467,368	368,469
Common Stock, owed but not issued, 12,923 shares and 12,923 shares as of March 31, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	7,225,487	7,107,400
Accumulated deficit	(11,447,795)	(10,878,959)
Total stockholders’ deficit	(3,734,927)	(3,383,077)

Total liabilities and stockholders’ deficit	$1,546,601	$772,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue	$928,609	$1,041,306
Cost of revenue	(530,117)	(771,171)
Gross profit	398,492	270,135

Operating expenses:
Advertising	3,770	2,309
Depreciation	31,082	13,236
General and administrative expenses	559,432	456,600
Total expenses	594,284	472,145

Operating loss	(195,792)	(202,010)

Other income (expenses):
Other income	-
Interest expense	(518,950)	(312,398)
Income / (Loss) on derivative	145,906	(1,603,706)
Total other expenses	(373,044)	(1,916,104)

Net income / (loss)	$(568,836)	$(2,118,114)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding- Basic and Diluted	415,378,581	132,921,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2019	2018
Operating activities
Net income / (loss)	$(568,836)		$(2,118,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,082		13,236
Loss on disposal of fixed assets
Amortization of Options	-		18,091
Amortization of discounts on notes payable	437,913		267,963
Noncash lease expense	13,723		-
Common stock issued for services	-		31,917
(Gain) /loss on fair value of derivative liabilities	(145,906)		1,603,706
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(15,425)		(48,617)
(Increase) / decrease in deposits and prepaid expenses	494		3,694
Increase in accounts payable and accrued liabilities	28,236		(105,337)
Increase in lease obligation	(11,475)
(Decrease) in long-term liabilities	-		(1,335)
Net cash used in operating activities	(230,194)		(334,796)

Cash flows from investing activities
Purchase of fixed assets	(56,602)		-
Net cash provided by/(used in) investing activities	(56,602)		-

Financing activities
Cash overdraft	-		62,027
Payment of lease obligations	(39,720)		-
Proceeds from notes payable	75,000		-
Proceeds from notes payable - related party	15,000		55,000
Repayments from notes payable - related party	(30,000)		(89,000)
Repayment of notes payable	-		(25,798)
Proceeds from convertible notes payable - related party	300,000		-
Payments on auto loan	(1,027)		(704)
Proceeds from convertible notes payable, net of original discount costs	-		295,500
Net cash provided by financing activities	319,253		297,025

Net decrease in cash	32,457		(37,771)
Cash - beginning	15,862		-
Cash - ending	$48,319		$(37,771)

Supplemental disclosures of cash flow information:
Interest paid	$-		$3,432
Income taxes paid	$-		$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$371,172		$205,000
Common stock issued for conversion of debt and interest	$78,376		$190,840
Derivative resolution	$138,610		$321,590
Right of use assets and operating lease obligations recognized	$650,152		$-
Financed lease assets	$64,354	$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance, December 31, 2017	20,000,000	$20,000	$128,348,026	$128,348	$5,417,266	$13	$(9,626,224)	$(4,060,597)

Common stock issued for services	-	-	1,000,000	1,000	30,917	-	-	31,917

Derivative resolution	-	-	-	-	321,590	-	-	321,590

Amortization of employee stock options	-	-	-	-	18,091	-	-	18,091

Common stock issued for conversion of debt and accrued interest	-	-	7,901,259	7,901	182,939	-	-	190,840

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	(2,118,114)	(2,118,114)
Balance, March 31, 2018	20,000,000	$20,000	$137,249,285	$137,249	$5,970,803	$13	$(11,744,338)	$(5,616,273)

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance, December 31, 2018	20,000,000	$20,000	$368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

Derivative resolution	-	-	-		138,610			138,610

Amortization of employee stock options	-	-	-					-

Common stock issued for conversion of debt and accrued interest	-	-	98,898,873	98,899	(20,523)			78,376

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(568,836)	(568,836)
Balance, March 31, 2019	20,000,000	$20,000	467,367,574	$467,368	$7,225,487	$13	$(11,447,795)	$(3,734,927)

The accompanying notes are an integral part of unaudited these consolidated financial statements.

Blue Line Protection Group, Inc.

Notes to Unaudited Consolidated Financial Statements

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

In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at March 31, 2019 and December 31, 2018.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2019 and December 31, 2018. Depreciation expense for the three months ended March 31, 2019 and 2018 totaled $31,082 and $13,236, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of March 31, 2018 and December 31, 2018, the Company determined that none of its long-term assets were impaired.

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

The Company had one major customers which generated approximately 18% of total revenue in the three months ended March 31, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

March 31, 2019

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$809,070	$-	$-	$809,070
Warrant derivative liabilities	$4,918	$-	$-	$4,918
Total	$813,988	$-	$-	$813,988

December 31, 2018

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$716,080	$-	$-	$716,080
Warrant derivative liabilities	$11,252	$-	$-	$11,252
Total	$727,332	$-	$-	$727,332

The embedded conversion feature in the convertible debt instruments that the Company issued, that became convertible qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability of the warrants was determined through the use of Black Scholes option-pricing model (See Note 8).

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

	Three months ended March 31,
Revenue Breakdown By Streams	2019	2018
Service- Guards	$267,734	$664,825
Services: Transport	292,865	175,875
Services: Currency Processing	355,237	168,903
Services: Compliance	12,248	31,221
Other	525	1,292
Total	$928,609	$1,041,306

Advertising costs

The Company expenses all costs of advertising as incurred. There were $3,770 and $2,309 in advertising costs for the three months ended March 31, 2019 and 2018, respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the three months ended March 31, 2019 and 2018 all convertible instruments were excluded from the calculation of diluted loss per share.

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

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. Therefore, there was no impact recorded to beginning retained earnings or the statement of operations

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016 - provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted

On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. This ASU will not have an impact on our results of operation, cash flows, other than presentation, or financial condition.

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss for the three months ended March 31, 2019, accumulated deficit and had a working capital deficit as of March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Finance leases

On April 25, 2018, the Company recorded finance lease obligation for a leased a vehicle for $38,388. The Company made a down payment of $7,500 and agreed to make 36 monthly payment of $1,015.78 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

On August 16, 2018, the Company recorded finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,265.30, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

On August 16, 2018, the Company recorded finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,265.30, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

On March 1, 2019, the Company recorded finance lease obligation for a leased a vehicle for $64,354. The Company made a down payment of $30,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,129.76, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

Future minimum lease payments:
2019	$47,116
2020	62,822
2021	39,476
2022 and thereafter	4,291
Total minimum lease payments	$156,705

Operating Leases

On October 27, 2016 the Company sold its building located at 5765 Logan Street Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease

The Company adopted ASC 842 and recorded right of use asset and operating lease liability of $650,152. The company used 12% as incremental borrowing rate as is the average interest rate of the company’s outstanding third party note. The lease agreement gives the Company the option to renew it for two additional 5 years but the Company did not consider it likely to exercise that option. Therefore the company did not include such amounts in its computations of the present value of remaining lease payment on adoption date.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	March 31, 2019
Right-of-use assets	Operating right of use assets	$636,429

Current lease liabilities	Current operating lease liabilities	50,336
Non-current lease liabilities	Long-term operating lease liabilities	610,302
Total lease liabilities		$660,638

Lease term and discount rate were as follows:

March 31, 2019
Weighted average remaining lease term (years)	7.4
Weighted average discount rate	12%

The following summarizes lease expenses for the three months ended March 31, 2019:

Finance lease expenses:
Depreciation/amortization expense	$31,218
Interest on lease liabilities	2,422
Finance lease expense	$33,640

Supplemental disclosures of cash flow information related to leases were as follows:

March 31, 2019
Cash paid for operating lease liabilities	$11,475
Operating right of use assets obtained in exchange for operating lease liabilities	$650,152

Maturities of lease liabilities were as follows as of March 31, 2019:

Operating
Leases

Remainder of 2019	$93,844
2020	127,556
2021	130,105
2022	132,713
2023	135,369
2024	138,074
2025	140,838
2026	107,889
Total	1,006,058
Less: Imputed interest	(345,420)
Present value of lease liabilities	$660,638

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	March 31, 2019	December 31, 2018

Automotive vehicles	$381,844	$317,489
Furniture and equipment	85,435	85,435
Machinery and Equipment	135,706	115,335
Leasehold improvements	105,714	69,484
Fixed assets, total	708,699	587,743
Total : accumulated depreciation	(225,536)	(194,454)
Fixed assets, net	$483,163	$393,289

Total depreciation expenses for the three month ended March 31, 2019 and 2018 were $31,082 and $13,236, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

The note matures on November 1, 2019. $75,000 of which had been received by the Company prior the March 31, 2019.

During February 2015, the Company borrowed $50,000 from a non-affiliated person. The loan is due and payable on demand with interest at 10% per annum. As of March 31, 2019 and December 31, 2018, the principal balance owed on this loan was $50,000 and $50,000, respectively.

During April 2015, the Company borrowed $25,000 from a non-affiliated person. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of March 31, 2019 and December 31, 2018, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $10,000 and $10,000, respectively. The note is currently past due.

On August 24, 2017 the Company signed a Merchant Agreement with a lender. Under the agreement the Company received $50,000 in exchange for rights to all customer receipts until the lender is paid $69,000 which is collected at the rate of $410.71 per day with 15% interest per year. The Company recorded a debt discount of $19,000, which was fully amortized as of December 31, 2018. The note was fully repaid as of December 31, 2018.

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the Principle amount of $100,000. The note matures on November 1, 2019 and funds of $75,000 were received by the Company prior to March 31, 2019.

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

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019 The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018

On October 19, 2017 the Company borrowed $73,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount which was fully amortized as of December 31, 2018. During the year ended December 31, 2018, the Company paid $150,000 to extend the maturity date until May 11, 2019. The loan has a maturity date of July 30, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after April 17, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. During the year ended December 31, 2018, the principal of $73,000 and accrued interest of $2,920 converted into a total of 3,836,781 shares of common stock.

On November 24, 2017, the Company borrowed $75,000 from an unrelated third party. The Company paid $7,000 of fees associated with the loan which was fully amortized as of December 31, 2018. The note bears an interest rate of 12% (default interest lesser of 15% or maximum permitted by law) and matures on November 20, 2018. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. The note was discounted for a derivative (see note 8 for details) and the discount of $68,000 was fully amortized as of December 31, 2018. During the year ended December 31, 2018, principal of $75,000 and fees of $4,500 were converted into a total of 28,252,481 shares of common stock.

On December 15, 2017, the Company borrowed $63,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was fully amortized as of December 31, 2018. The loan has a maturity date of September 15, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after June 13, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the lowest 3 trading prices during the 10 days prior to conversion date. On June 13, 2018, the Company recorded a discount of $60,000 and recorded day one loss due to derivative of $9,528. During the year ended December 31, 2018 the discount was fully amortized. During the year ended December 31, 2018 the principal of $63,000 and accrued interest of $2,520 converted into a total of 4,682,540 shares of common stock.

On January 2, 2018 the Company borrowed $30,000 from an unrelated third party. The Company paid $2,000 of fees associated with the loan and the Company amortized $1,989 as of December 31, 2018. The loan has a maturity date of January 2, 2019 and bears interest at the rate of 12% (default interest lesser of 15% or maximum permitted by law). The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. The note was discounted for a derivative (see note 8 for details) and the discount of $28,000 is being amortized over the life of the note using the effective interest method resulting in $27,847 of interest expense for the year ended December 31, 2018. On February 24, 2019 the remaining balance was of notes payable in the amount of $9,373, fees of $500 and accrued interest of $2,625 into were converted into 18,380,000 shares of common stock. During the three months ended March 31, 2019 the Company recorded amortization expense of $164.

On January 25, 2018 the Company borrowed $150,000 from an unrelated third party. The Company paid $7,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $6,986 as of December 31, 2018. The loan has a maturity date of January 25, 2019 and bears interest at the rate of 12% per year. If the loan is not paid when due, any unpaid amount will bear interest at 18% per year. The Lender is entitled, at its option, at any time after July 24, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 55% of the average of the lowest trading price for the 20 trading days immediately preceding the conversion date. On July 24, 2018, the Company recorded a discount of $142,500 and recorded day one loss due to derivative of $74,900 As during the year ended December 31, 2018 the principal of $85,149 converted into a total of 33,375,972 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $132,740 during the year ended December 31, 2018. During the three months ended March 31, 2019 the Company recorded amortization expense of $9,863.

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

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan, and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the three months ended March 31, 2019 the Company recorded amortization expense of $9,863.

On April 11, 2018 the Company borrowed $103,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $3,000 as of December 31, 2018. The loan has a maturity date of January 30, 2019 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after October 8, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. As during the year ended December 31, 2018, the principal of $103,000 and accrued interest of $4,120 converted into a total of 79,061,412 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $87,642 during the year ended December 31, 2018. Between January 25, 2019 and March 22, 2019 the remaining notes payable in the amount of $64,882 principal and $996 interest into 80,518,873 shares of common stock. During the three months ended March 31, 2019 the Company recorded amortization expense of $10,274.

During the three months ended March 31, 2019, the Company recognized amortization expense of $1,511_ from deferred financing cost and amortization expense of $18,790 of discount from derivative liabilities.

During the three months ended March 31, 2018, the Company recognized amortization expense of $12,317 from deferred financing cost and amortization expense of $245,454 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of March 31, 2019 and December 31, 2018, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of March 31, 2019 and December 31, 2018, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of March 31, 2019 and December 31, 2018; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of March 31, 2019 and December 31, 2018, the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party.

During the year ended December 31, 2018 the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. During the three months ended March 31, 2019 the Company borrowed an additional $15,000 and repaid a total of $30,000. As of March 31, 2019 and December 31, 2018, the principal balance owed on this loan was $92,000 and $107,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $73,000 and $73,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of and March 31, 2019 and December 31, 2018 the note is currently in default.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017, it was determined this note had derivative. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of March 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017 it was determined this note had derivative. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of March 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the three months ended March 31, 2019. As of March 31, 2019 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31m 2019 and December 31, 2018 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the three months ended March 31, 2019. As of March 31, 2019 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the three months ended March 31, 2019. As of March 31, 2019 the Note is currently in default.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of March 31, 2019 and December 31, 2018, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of March 31, 2019 the note is currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of March 31, 2019 and December 31, 2018, the Company owed a total of $500,000 and $500,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of March 31, 2019.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2019,  Hyper has waived the default provision.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2019, Hyper has waived the default provision.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2019, Hyper has waived the default provision.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. As of March 31, 2019 and December 31, 2018 the note is currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 was $150,000. The conversion feature has been waved through October 15, 2019. As of March 31, 2019 and December 31, 2018, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the three months ended March 31, 2019. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 is $130,000 and $130,000, respectively.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the three months ended March 31, 2019. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 is $30,217 and $30,217, respectively.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the three months ended March 31, 2019. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 is $150,000 and $150,000, respectively.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the three months ended March 31, 2019. The principal balance owed on this loan at March 31, 2019 and December 31, 2018 is $150,000 and $150,000, respectively.

On January 18, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The note was discounted for a derivative (see note 8 for details) and the discount of $167,079 is being amortized over the life of the note using the effective interest method resulting in $167,079 of interest expense for the three months ended March 31, 2019. As of March 31, 2019 the note is currently in default.

On March 5, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. As of March 31, 2019 the note is currently in default.

The carrying amount of the convertible note, net of the unamortized debt discount, at March 31, 2019 and December 31, 2018 is $1,812,798 and $1,419,919, respectively. Total unamortized at March 31, 2019 and December 31, 2018 is $8,710 and $55,149, respectively.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of March 31, 2019. The Company re-measured the fair value of derivative liabilities on March 31, 2019. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2017	$1,879,930
Addition of new derivative as a derivative loss	448,579
Resolution of derivatives upon conversion	(1,076,702)
Debt discount from derivative liability	864,791
Loss on change in fair value of the derivative	(1,389,266)
Balance - December 31, 2018	$727,332

Debt discount from derivative liability	371,172
Resolution of derivatives upon conversion	(138,610)
Loss on change in fair value of the derivative	(145,906)
Balance – March 31, 2019	$813,988

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	For the Three Months Ended March 31, 2019	Year ended December 31, 2018
Expected term	0.03 – 2.44 years	0.02 – 2.69 years
Expected average volatility	126.41% – 237.82%	144.96% – 446.59%
Expected dividend yield	-	-
Risk-free interest rate	2.27% – 2.57%	2.25% – 2.66%

Note 9 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts. The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019. As of March 31, 2019 and December 31, 2018 the total principal balance of the note is $3,651 and $4,678, respectively, of which $0 and $368 is considered a long-term liability and $3,651 and $4,310 is considered a current liability.

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

During the three months ended March 31, 2019 the Company issued a total of 98,898,873 shares of common stock for the conversion of $78,376 of convertibles loans, accrued interest, and fees.

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

Between July and August of 2016 Hypur Ventures purchased an additional 10,000,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for net proceeds of $445,000, net of legal fees of $55,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it does not contain a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $0. The preferred stock is convertible at any time at the election of Hypur Ventures. The preferred stock shall automatically convert to common stock if the closing price of the Company’s common stock equals or exceeds $.50 per share over any consecutive twenty day trading period. The preferred stock terms include a one-time purchase price preference. No preferential dividends apply to the preferred stock. The preferred stock attributes include weighted average anti-dilution protection, rights to appoint one director, pre-emptive rights to purchase future offerings of securities by the Company, demand and piggy-back registration rights.

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

During the year ended December 31, 2018 a total of 466,667 stock options were forfeited by various employees of the Company.

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2017	24,478,405		$0.11
Granted	-		$-
Expired	(466,667)		$0.11
Cancelled	-		$-
Outstanding at December 31, 2018	24,011,738		$0.11
Granted	-		$-
Expired	-		$-
Cancelled	-	$
Outstanding at March 31, 2019	24,011,738		$0.11
Options exercisable at December 31, 2018	24,011,738		$0.11
Options exercisable at March 31, 2019	24,011,738		$0.11

The following tables summarize information about stock options outstanding and exercisable at March 31, 2019 and December 31, 2018:

OPTIONS OUTSTANDING AND EXERCISABLE AT March 31, 2019
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	1.05	$0.11	24,011,738	$0.11

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	1.3	$0.11	24,011,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three months ended March 31, 2019 and 2018 was $0 and $18,091, respectively.

Warrants

The following is a summary of the Company’s warrant activity for the years ended December 31, 2018 and December 31, 2017:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2018	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2019	10,000,000	$0.10
Warrants exercisable at December 31, 2018	10,000,000	$0.10
Warrants exercisable at March 31, 2019	10,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at March 31, 2019 and December 31, 2018:

WARRANTS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2019
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	2.27	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	2.52	$0.10	10,000,000	$0.10

Note 12 – Subsequent Events

On April 16, 2019 Crown Bridge Partners converted accrued interest in the amount of $921, and fees of $500 into 2,960,250 shares of common stock.

On April 16, 2019 Crown Bridge Partners converted notes payable in the amount of $9,244, and fees of $500 into 20,300,000 shares of common stock.

On May 2, 2019 JSJ Investments, Inc. converted notes payable in the amount of $15,805 principal into 23,947,149 shares of common stock.

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC. for the Principle amount of $100,000. The note matures on November 1, 2019 and funds of $75,000 were received by the Company prior to March 31, 2019.

PART I

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the three months ended March 31, 2019, approximately 60% of our revenue was derived from armed protection and transportation services.

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

We currently supply guards, protection and armed and armored transportation to approximately 29% of all the licensees in Colorado. We are focused on encompassing all compliance needs on behalf of our clients, as mandated by the State and Federal authorities for the protection, transport and sale of cannabis.

We also offer security monitoring, asset vaulting, and VIP and dignitary protection.

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2019 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	D	Fewer contracts for our armed guard services
Gross profit, as a % of revenue	I	Decreased salaries
General and administrative expenses	I	Began operations in Arizona and Ohio
Interest expense	I	Increase in interest rates
Gain on change of fair value of derivative securities	I	Decrease in the price of our common stock

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2019 and 2018 were:

	2019	2018

Cash provided by (used in) operations	$(230,194)	$(334,796)
Purchase of fixed assets	(56,602)	-
Cash overdraft	-	62,027
Loan proceeds	390,000	412,557
Loan payments	(70,747)	(115,502)

As of March 31, 2019 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2019.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

●	any significant changes in our expected sources and uses of cash.

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

Revenue recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the three months ended March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2019 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2018.

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

PART II

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

May 20, 2019	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

