Form 10-Q
period 2019-06-30
Blue Line Protection Group, Inc.
filed 2019-08-16
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2019, the registrant had 623,417,372 outstanding shares of common stock.

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

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and equivalents	$29,272	$15,862
Accounts receivable, net	318,469	300,188
Prepaid expenses and deposits	14,442	21,831
Total current assets	362,183	337,881
Fixed assets:
Right to use assets	913,699	-
Machinery and equipment, net	449,763	393,289
Security Deposit	42,158	38,958
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	1,408,402	435,029

Total assets	1,770,585	$772,910
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$886,218	$813,683
Finance lease liabilities	47,624	-
Notes payable	187,564	85,054
Notes payable - related parties	705,847	707,847
Convertible notes payable, net of unamortized discount	176,006	248,952
Convertible notes payable - related parties, net of unamortized discount	1,821,507	1,475,068
Current portion of long-term debt	-	4,310
Current portion of capital lease obligations	106,093	34,505
Current liabilities of discontinued operations	-	1,334
Derivative liabilities	811,226	727,332
Total current liabilities	4,742,085	4,098,085
Long-term liabilities:
Finance lease liabilities	59,087	-
Long Term portion of capital lease obligations	845,452	57,534
Long-term debt	-	368
Total current liabilities	904,539	57,902
Total liabilities	5,646,624	4,155,987
Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 565,574,973 and 368,468,701 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	565,576	368,469
Common Stock, owed but not issued, 12,923 shares and 12,923 shares as of June 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	7,350,095	7,107,400
Accumulated deficit	(11,811,723)	(10,878,959)
Total stockholders’ deficit	(3,876,039)	(3,383,077)
Total liabilities and stockholders’ deficit	$1,770,585	$772,910

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$1,044,062	$1,155,709	$1,972,671	$2,197,015
Cost of revenue	(527,687)	(653,714)	(1,057,804)	(1,424,885)
Gross profit	516,375	501,995	914,867	772,130

Operating expenses:
Advertising	6,258	2,278	10,028	4,587
Depreciation	33,400	14,124	64,482	27,360
General and administrative expenses	521,116	528,468	1,080,548	985,068
Total expenses	560,774	544,870	1,155,058	1,017,015

Operating loss	(44,399)	(42,875)	(240,191)	(244,885)

Other income (expenses):
Loss on conversion	(52,461)	-	(52,461)	-
Interest expense	(143,852)	(363,801)	(662,802)	(676,199)
Gain / (Loss) on derivative securities	(123,216)	2,692,024	22,690	1,088,318
Total other expenses	(319,529)	2,328,223	(692,573)	412,119

Net income / (loss)	$(363,928)	$2,285,348	$(932,764)	$167,234

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$(0.00)	$0.02	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00
NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING
Basic	512,039,445	140,965,215	463,976,033	137,020,857
Diluted	512,039,445	207,552,383	463,976,033	229,226,264

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2019	2018
Operating activities
Net income / (loss)	$(932,764)	$167,234
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,482	27,360
Amortization of Options	-	35,264
Amortization of discounts on notes payable	419,323	520,933
Loan extension fees	75,000	-
Noncash operating lease expense	168,542	-
Common stock issued for services		31,917
Penalty interest
Loss on derivative liability	17,079	-
Change in fair value of derivative liabilities	(22,690)	(1,088,318)
Loss on conversion	52,461	-
Convertible note for expenses paid on behalf on company	-	30,217
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(18,281)	(54,120)
(Increase) / decrease in deposits and prepaid expenses	7,389	(68,961)
(Increase) in other assets	(3,200)	-
Increase in accounts payable and accrued liabilities	26,900	(78,845)
Decrease in lease liability	(130,696)	-
(Decrease) in long-term liabilities	-	(1,335)
Net cash used in operating activities	(276,455)	(478,654)

Cash flows from investing activities
Purchase of fixed assets	(86,602)	(26,621)
Net cash used in investing activities	(86,602)	(26,621)

Financing activities
Cash overdraft	-	(1,765)
Proceeds from notes payable - related party	97,500	100,000
Repayment of convertible notes payable	(75,000)	-
Repayments from notes payable - related party	(49,500)	(134,000)
Proceeds from notes payable	125,317	-
Repayment of notes payable	(21,850)	(35,782)
Proceeds from convertible notes payable - related party	300,000	130,000
Proceeds from convertible notes payable, net of original discount costs	-	436,000
Net cash provided by financing activities	376,467	494,453

Net decrease in cash	13,410	(10,822)
Cash - beginning	15,862	37,771
Cash - ending	$29,272	$26,949

Supplemental disclosures of cash flow information:
Interest paid	$5,418	$75,899
Income taxes paid	$-	$-
Debt discount due to derivative liability	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$354,093	$487,064
Common stock issued for conversion of debt and interest	$122,753	$357,178
Derivative resolution	$264,588	$501,012
Fixed assets purchased with notes payable	$34,354	$-
Adoption of lease standard ASC 842	$1,082,241	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

					Additional			Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2017	20,000,000	$20,000	128,348,026	$128,348	$5,417,266	$13	$(9,626,224)	$(4,060,597)

Common stock issued for services	-	-	1,000,000	1,000	30,917	-	-	31,917

Settlement of derivative liability	-	-	-	-	501,012	-	-	501,012

Amortization of employee stock options	-	-	-	-	35,264	-	-	35,264

Common stock issued for conversion of debt and accrued interest	-	-	18,980,579	18,982	338,196	-	-	357,178

Net income for the six months ended June 30, 2018	-	-	-	-	-	-	167,234	167,234
Balance, June 30, 2018	20,000,000	$20,000	$148,328,605	$148,330	$6,322,655	$13	$(9,458,990)	$(2,967,992)

	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2018	20,000,000	$20,000	$368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

Settlement of derivative liability	-	-	-	-	264,588	-	-	264,588

Common stock issued for conversion of debt and accrued interest	-	-	197,106,272	197,107	(21,893)	-	-	175,214

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	(932,764)	(932,764)
Balance, June 30, 2019	20,000,000	$20,000	$565,574,973	$565,576	$7,350,095	$13	$(11,811,723)	$(3,876,039)

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at June 30, 2019 and December 31, 2018.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as June 30, 2019 and December 31, 2018. Depreciation expense for the three and six months ended June 30, 2019 and 2018 totaled $33,400, $64,482 , $14,124 and $27,360, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of June 30, 2019 and December 31, 2018, the Company determined that none of its long-term assets were impaired.

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

The Company had three major customers which generated approximately 54% (21%, 15% and 14%) of total revenue in the six months ended June 30, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

June 30, 2019

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$808,290	$-	$-	$808,290
Warrant derivative liabilities	$2,936	$-	$-	$2,936
Total	$811,226	$-	$-	$811,226

December 31, 2018

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$716,080	$-	$-	$716,080
Warrant derivative liabilities	$11,252	$-	$-	$11,252
Total	$727,332	$-	$-	$727,332

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

	Three months ended June 30,
Revenue Breakdown By Streams	2019	2018
Service- Guards	$290,152	$683,282
Services: Transport	328,091	208,921
Services: Currency Processing	418,987	239,027
Services: Compliance	6,105	22,167
Other	727	2,312
Total	$1,044,062	$1,155,709

	Six months ended June 30,
Revenue Breakdown By Streams	2019	2018
Service- Guards	$557,886	$1,348,107
Services: Transport	620,956	384,796
Services: Currency Processing	774,224	407,120
Services: Compliance	18,353	53,388
Other	1,252	3,604
Total	$1,972,671	$2,197,015

Advertising costs

The Company expenses all costs of advertising as incurred. There were $6,258 $10,028, $2,278 and $4,587 in advertising costs for the three and six months ended June 30, 2019 and 2018, respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three and six months June 30, 2018 and 2017.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2018	June 30, 2018
Numerator:
Net income (loss)	$(288,928)	$2,285,348	$(857,764)	$167,234
Less: Gain in fair value of derivative liabilities, net of interest expense for convertible notes	-	(2,762,722)	-	(1,049,419)
Adjusted net income (loss)	$(288,928)	$(477,374)	$(857,764)	$(882,185)

Denominator:
Weighted-average shares of common stock	512,039,445	140,965,215	463,976,033	137,020,857
Dilutive effect of stock options	-	136,592	-	2,986,214
Dilutive effect of convertible instruments	-	66,450,576	-	89,219,193
Diluted weighted-average of common stock	512,039,445	207,552,383	463,976,033	229,226,264

Net loss per common share from:
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss for the three months ended June 30, 2019, accumulated deficit and had a working capital deficit as of June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On November 6, 2015, Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of June 30, 2019 and December 31, 2018 the Company accrued a total of $88,968 contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of June 30, 2019 and December 31, 2018 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of June 30, 2019 and December 31, 2018 there was no payable recorded.

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

Future minimum lease payments:
2019	$47,624
2020	36,546
2021	20,281
2022 and thereafter	2,260
Total minimum lease payments	$106,711

Operating Leases

On October 27, 2016 the Company sold its building located at 5765 Logan Street Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease

On May 29, 2018 the Company leased a building located at 4328 E. Magnolia Street Phoenix The lease is for an initial term of one years, with the Company having the option to extend the term of the lease for additional four year periods. The lease requires rental payments of $3,880 per month and will increase 2% annually. The Company paid a $4,369 deposit at the inception of the lease.

On January 22, 2019 the Company leased a building located at 7490 Bridgewater Road, Huber Texas The lease is for an initial term of 63 months. The lease requires rental payments of $3,200 per month and will increase to $3,400 between months 28 through 63ly. The Company paid a $3,200 deposit at the inception of the lease

The Company adopted ASC 842 and recorded right of use asset and operating lease liability of $1,082,241. The company used 12% as incremental borrowing rate as is the average interest rate of the company’s outstanding third party note. The lease agreement gives the Company the option to renew it for two additional 5 years but the Company did not consider it likely to exercise that option. Therefore the company did not include such amounts in its computations of the present value of remaining lease payment on adoption date.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	June 30, 2019
Right-of-use assets	Operating right of use assets	$913,699

Current lease liabilities	Current operating lease liabilities	106,093
Non-current lease liabilities	Long-term operating lease liabilities	845,452
Total lease liabilities		$951,545

Lease term and discount rate were as follows:

June 30, 2019
Weighted average remaining lease term (years)	7.1
Weighted average discount rate	12%

The following summarizes lease expenses for the six months ended June 30, 2019:

Finance lease expenses:
Depreciation/amortization expense	$103,789
Interest on lease liabilities	10,514
Finance lease expense	$114,303

Supplemental disclosures of cash flow information related to leases were as follows:

June 30, 2019
Cash paid for operating lease liabilities	$130,696
Operating right of use assets obtained in exchange for operating lease liabilities	$1,082,241

Maturities of lease liabilities were as follows as of June 30, 2019:

Operating
Leases

Remainder of 2019	$106,093
2020	216,587
2021	222,067
2022	227,253
2023	194,601
2024	155,531
2025	141,302
2026	109,395
Total	1,372,829
Less: Imputed interest	(421,284)
Present value of lease liabilities	$951,545

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	June 30, 2019	December 31, 2018

Automotive vehicles	$381,844	$317,489
Furniture and equipment	85,435	85,435
Machinery and Equipment	135,706	115,335
Leasehold improvements	105,714	69,484
Fixed assets, total	708,699	587,743
Total : accumulated depreciation	(258,936)	(194,454)
Fixed assets, net	$449,763	$393,289

Total depreciation expenses for the three and six month ended June 30, 2019 and 2018 were $33,400 and $64,482, $14,124 and 27,360, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person. The loan is due and payable on demand with interest at 10% per annum. As of June 30, 2019 and December 31, 2018, the principal balance owed on this loan was $50,000 and $50,000, respectively. The note is currently past due.

During April 2015, the Company borrowed $25,000 from a non-affiliated person. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of June 30, 2019 and December 31, 2018, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $10,000 and $10,000, respectively. The note is currently past due.

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

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the Principle amount of $100,000. The note matures on November 1, 2019.

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

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the six months ended June 30, the Company paid an $75,000 of extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the six months ended June 30, 2019 the holder converted $8,580 of accrued interest into 26,000,000 shares of common stock resulting in a loss of $11,440.

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

On January 25, 2018 the Company borrowed $150,000 from an unrelated third party. The Company paid $7,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $6,986 as of December 31, 2018. The loan has a maturity date of January 25, 2019 and bears interest at the rate of 12% per year. If the loan is not paid when due, any unpaid amount will bear interest at 18% per year. The Lender is entitled, at its option, at any time after July 24, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 55% of the average of the lowest trading price for the 20 trading days immediately preceding the conversion date. On July 24, 2018, the Company recorded a discount of $142,500 and recorded day one loss due to derivative of $74,900 As during the year ended December 31, 2018 the principal of $85,149 converted into a total of 33,375,972 shares of common stock. During the six months ended June 30, 2019 the remaining balance of $64,851 and accrued interest was converted into a total of 104,466,021 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $132,740 during the year ended December 31, 2018. During the six months ended June 30, 2019 the Company recorded amortization expense of $9,863. The conversion resulted in a loss of $2,532.

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

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan, and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the six months ended June 30, 2019 $33,413 of principle and interest were converted into 66,640,250 shares of common stock resulting in a loss of $38,489. During the six months ended June 30, 2019 the Company recorded amortization expense of $9,863. At June 30, 2019 there is a balance remaining on the loan of $26,006.

On April 11, 2018 the Company borrowed $103,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $3,000 as of December 31, 2018. The loan has a maturity date of January 30, 2019 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after October 8, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the three lowest trading prices for the 10 trading days immediately preceding the conversion date. As during the year ended December 31, 2018, the principal of $103,000 and accrued interest of $4,120 converted into a total of 79,061,412 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $87,642 during the year ended December 31, 2018. During the six months ended June 30, 2019 the Company recorded amortization expense of $10,274.

During the six months ended June 30, 2019, the Company recognized amortization expense of $1,511 from deferred financing cost and amortization expense of $18,790 of discount from derivative liabilities.

During the six months ended June 30, 2018, the Company recognized amortization expense and deferred financing cost and amortization expense of $436,402 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of June 30 2019 and December 31, 2018, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of June 30, 2019 and December 31, 2018, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of June 30, 2019 and December 31, 2018; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of June 30, 2019 and December 31, 2018, the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party.

During the year ended December 31, 2018 the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. During the six months ended June 30, 2019 the Company borrowed an additional $22,500 and repaid a total of $49,500. As of June 30, 2019 and December 31, 2018, the principal balance owed on this loan was $30,000 and $57,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $73,000 and $73,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of and June 30, 2019 and December 31, 2018 the note is currently in default.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017, it was determined this note had derivative. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of June 30, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017 it was determined this note had derivative. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of June 30, 2019, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the six months ended June 30, 2019. As of June 30, 2019 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the six months ended June 30, 2019. As of June 30, 2019 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the six months ended June 30, 2019. As of June 30, 2019 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at June 30, 2019 was $75,000.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of June 30, 2019 and December 31, 2018, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of June 30, 2019 the note is currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of June 30, 2019 and December 31, 2018, the Company owed a total of $500,000 and $500,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of June 30, 2019.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of June 30, 2019, Hyper has waived the default provision.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of June 30, 2019, Hyper has waived the default provision.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of June 60, 2019, Hyper has waived the default provision.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. As of June 30, 2019 and December 31, 2018 the note is currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $150,000. The conversion feature has been waved through October 15, 2019. As of June 30, 2019 and December 31, 2018, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the six months ended June 30, 2019. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 is $130,000 and $130,000, respectively.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the six months ended June 30, 2019. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 is $30,217 and $30,217, respectively the note is currently in default.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the six months ended June 30, 2019. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 is $150,000 and $150,000, respectively.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the six months ended June 30, 2019. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 is $150,000 and $150,000, respectively.

On January 18, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The note was discounted for a derivative (see note 8 for details) and the discount of $167,079 is being amortized over the life of the note using the effective interest method resulting in $167,079 of interest expense for the six months ended June 30, 2019. As of June 30, 2019 the note is currently in default.

On March 5, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. As of June 30, 2019 the note is currently in default.

The carrying amount of the convertible note, net of the unamortized debt discount, at June 30, 2019 and December 31, 2018 is $1,8821,507 and $1,475,068, respectively. Total unamortized at June 30, 2019 and December 31, 2018 is $8,710 and $55,149, respectively.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of March 31, 2019. The Company re-measured the fair value of derivative liabilities on June 30, 2019. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2017	$1,879,930
Addition of new derivative as a derivative loss	448,579
Settlement of derivatives upon conversion	(1,076,702)
Debt discount from derivative liability	864,791
Loss on change in fair value of the derivative	(1,389,266)
Balance - December 31, 2018	$727,332

Debt discount from derivative liability	354,093
Settlement of derivatives upon conversion	(264,588)
Loss on change in fair value of the derivative	(5,611)
Balance – June 30, 2019	$811,226

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	For the six Months Ended June 30, 2019	Year ended December 31, 2018
Expected term	0.01 – 2.18 years	0.02 – 2.69 years
Expected average volatility	131.68% – 237.82%	144.96% – 446.59%
Expected dividend yield	-	-
Risk-free interest rate	1.75% – 2.44%	2.25% – 2.66%

Note 9 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts. The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019. As of June 30, 2019 and December 31, 2018 the total principal balance of the note is $2,564 and $4,678, respectively, of which $0 and $368 is considered a long-term liability and $2,564 and $4,310 is considered a current liability.

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

During the six months ended June 30, 2019 the Company issued a total of 197,106,272 shares of common stock for the conversion of $122,753 of convertibles loans, accrued interest, and fees. The Company recorded on a loss on conversion of $52,461.

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

During the year ended December 31, 2018 a total of 466,667 stock options were forfeited by various employees of the Company.

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2017	24,478,405		$0.11
Granted	-		$-
Expired	(466,667)		$0.11
Cancelled	-		$-
Outstanding at December 31, 2018	24,011,738		$0.11
Granted	-		$-
Expired	-		$-
Cancelled	-	$
Outstanding at June 30, 2019	24,011,738		$0.11
Options exercisable at December 31, 2018	24,011,738		$0.11
Options exercisable at June 30, 2019	24,011,738		$0.11

The following tables summarize information about stock options outstanding and exercisable at March 31, 2019 and December 31, 2018:

OPTIONS OUTSTANDING AND EXERCISABLE AT JUNE 30, 2019
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	.80	$0.11	24,011,738	$0.11

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	1.3	$0.11	24,011,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three and six months ended June 30, 2019 and 2018 was $0, $0, $17,173 and $35,264, respectively.

Warrants

The following is a summary of the Company’s warrant activity for the years ended December 31, 2018 and the six months ended June 39, 2019:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2019	10,000,000	$0.10
Warrants exercisable at December 31, 2018	10,000,000	$0.10
Warrants exercisable at June 30, 2019	10,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at June 30, 2019 and December 31, 2018:

WARRANTS OUTSTANDING AND EXERCISABLE AT JUNE 30, 2019
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	2.02	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	2.52	$0.10	10,000,000	$0.10

Note 12 – Subsequent Events

Subsequent to June 30, 2019 a note holder converted $12,952 of accrued interest and fees into 57,842,400 shares of common stock.

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the six months ended June 30, 2019, approximately 60__% of our revenue was derived from armed protection and transportation services.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended June 30, 2019 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	D	Fewer contracts for our armed guard services
Gross profit, as a % of revenue	I	Decreased salaries
Operating expenses	I	Began operations in Arizona and Ohio
Loss on conversion	I	More conversions
Interest expense	D	Less paid interest expense
Loss on change in fair value of derivative securities	D	Increase in the price of our common stock

Material changes in line items in our Statement of Operations for the six months ended June 30, 2019 as compared to the same period last year, are discussed below:

Capital Resources and Liquidity

Our material sources and <uses> of cash during the six months ended June 30, 2019 and 2018 were:

	2019	2018

Net sash used by operations	$(276,455)	$(478,654)
Purchase of fixed assets	(86,602)	(26,621)
Net cash provided by financing	376,487	499,453

As of June 30, 2019 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2020.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

●	any significant changes in our expected sources and uses of cash.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the three months ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2019 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2018.

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

BLUE LINE PROTECTION GROUP, INC.

August 16, 2019	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

