Form 10-K
period 2019-12-31
Blue Line Protection Group, Inc.
filed 2020-08-28
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _______

Commission File Number: 000-52942

BLUE LINE PROTECTION GROUP, INC.

(Name of small business issuer in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5765 Logan Street Denver, CO	80216
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (800) 844-5576

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $672,000.

As of August 13, 2020 the registrant had 793,357,428 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.

FORM 10-K

For the year ended December 31, 2019

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the year ended December 31, 2019 approximately 74% of our revenue was derived from transportation and banking services. The remaining 26% of our revenue was derived from protection services (24%), and compliance (2%).

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

Training

Many of our security personnel have established military or police backgrounds. We ensure our employees are prepared to offer clients, their staff and customers a safe and secure environment. All members of the Company’s armored transportation team and security operators are required to undertake our mandatory, rigorous 40-hour introductory compliance and training curriculum created and supervised by both:

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

Industry Background

The total market for marijuana, is estimated to exceed the economic value of corn and wheat combined. Marijuana is widely considered the largest cash crop in the United states. Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal cannabis industry, projected to reach as high as $37 billion in retail sales by 2024. Colorado, Arizona and Nevada combined are projected to have $3.45 billion in legal sales during the 2020 fiscal year.

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

Number of total employees and number of full-time employees

As of August 12, 2020, we had approximately 31 full and part-time employees, some of which are former military or law enforcement professionals.

Properties

We lease our offices in Denver, Colorado pursuant to a lease which expires on October 26, 2026. We have the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of approximately $10,612.00 per month which increases 2% annually.

We lease our offices in Phoenix, Arizona pursuant to a lease which expires on May 31st, 2023. We have the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of approximately $4,113.56 per month which increases approximately 3% annually.

On January 22, 2019 the Company leased office space at 7490 Bridgewater Road, Huber Heights, Ohio The lease is for an initial term of 63 months, with rental payments of $3,200 per month.

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

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers, and shareholders may experience a significant negative impact.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1. Business.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2018, Steve Neumeyer filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging, among other matters, breach of contract, and seeking damages of an unspecified amount for allegedly providing services to the Company. The Company believes Mr. Neumeyer’s complaint is without merit. An agreement was reached in July 2019, and the claim was settled for $1,000.

On September 5, 2018, Andy Sims, a former employee, filed a complaint against the Company in the United States District Court, District of Colorado alleging unpaid wages, and seeking compensation for unpaid wages, liquidated damages, penalties, and attorneys’ fees under the Fair Labor Standards Act. An agreement was reached in February 2019, and the claim was settled for $15,000.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

The high and low closing prices of our common stock for the periods indicated are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2018	High	Low

First Quarter	$0.12	$0.03
Second Quarter	$0.07	$0.012
Third Quarter	$0.025	$0.005
Fourth Quarter	$0.007	$0.001

Year ended December 31, 2019	High	Low

First Quarter	$0.0030	$0.0012
Second Quarter	$0.0033	$0.0011
Third Quarter	$0.0013	$0.0005
Fourth Quarter	$0.0006	$0.0003

As of August 13, 2020 we had 793,357,428 outstanding shares of common stock held by approximately 216 shareholders of record. Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2019 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increased revenues from processing and transportation.

Operating expenses	I	Expansion costs related to additional office in Ohio.

Interest expense	D	Decrease in interim borrowings.

Loss on conversion	I	Lower stock price

Loss on derivate securities	I	Additional convertible loans

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2019 and 2018 were:

	2019	2018

Cash used in operations	(336,051)	(856,180)
Lease payments	(42,413)	(63,301)
Purchase of property, plant and equipment	(86,602)	(216,740)
Borrowings convertible debt – related party	300,000	-
Loan payments	(75,000)	(181,188)
Loan proceeds	200,317	1,295,500
Loan proceeds – related party	133,500	-

As of December 31, 2019 the Company has shut-down is Service-Guards segment.

General

Our material capital commitments over the next five years are as follows:

On October 27, 2016 the Company sold its building located at 5765 Logan Street, Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five year periods. The lease requires rental payments of approximately $10,612 per month which increases 2% annually.

Future minimum lease payments:
2020	$56,114
2021	30,388
2022 and thereafter	2,260
Total minimum lease payments	$88,712

See Notes 6 and 7 to the financial statements included as part of this report for information concerning our notes payable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2019.

Other than as disclosed elsewhere in this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed in this Item 7, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital. During the next 12 months, we anticipate that we will incur approximately $1,500,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included as part of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements attached to this report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of controls over related party transactions. The Company did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Evan DeVoe	34	Chief Executive, Financial and Accounting Officer and a Director

Ricky G. Bennett	61	Vice President of Operations and Compliance

Christopher Galvin	52	Chairman of the Board of Directors

Daniel Allen	67	Director

Doyle Knudson	66	Director

Evan DeVoe was appointed as the Company’s Chief Executive, Financial and Accounting Officer and a Director on March 13, 2020. Mr. DeVoe, prior to March 13, 2020, was the Company’s Chief Operating Officer (August 2019 – March 2020) and the Company’s Vice President of Systems Development (January 2018 to August 2019). Prior to that time Mr. DeVoe was the controller (May 2016 - June 2017) and an accounting associate (October 2015 - May 2016) for the Weisser Companies, a firm engaged in commercial real estate and retail operations. Between March 2014 and October 2015 Mr. DeVoe was a client service associate for Millennium Portfolio Advisors.

Ricky G. Bennett was appointed an officer on March 24, 2014. Mr. Bennett was, between October 2013 and March 2014, an independent consultant to Convercent, Inc., a Denver, Colorado-based corporation which develops and markets computer software which firms use to comply with human resource regulations and conduct employee training. Between 2011 and October 2013 Mr. Bennett was Vice President of Professional Services and Director of Training for Convercent. Between 2008 and 2010 Mr. Bennett was an Interstate Compact and Youth Offender Officer for the Colorado Department of Corrections. In this position, Mr. Bennett used a variety of strategies and services to instill pro-social behaviors in offenders transitioning into the community. Mr. Bennett joined the Aurora, Colorado Police Department in 1980, served as the Aurora Chief of Police between 2002 and 2005, and retired as a commander in 2007. Mr. Bennet left the company in September of 2019 for personal reasons.

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

Daniel Allen was elected an officer and director July 28, 2015. Mr. Allen resigned as an Officer on March 13, 2020. Mr. Allen provided us with consulting services in the areas of banking and financing for four months in 2014. Between April 2013 and March 2014 Mr. Allen served as the Regional Vice President of Sunflower Bank in Longmont, Colorado. Between June 2001 and April 2013, Mr. Allen was the Chairman and Chief Executive Officer of Mile High Banks in Longmont, Colorado. Mr. Allen holds a Bachelor of Science in Management and Finance from the University of Utah. On March 13th, 2020, Daniel Allen resigned from his position as CEO. Dan remains an active member of our Board.

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

Role of Executive Officers in Compensation Decisions

Our Directors make all compensation decisions for, and approve recommendations regarding, equity awards to our Directors and employees.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2019 and 2018 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Daniel Allen, CEO	2019	$144,000	$—	$—	—	$144,000
	2018	$144,000	$—	$—	—	$144,000

Ricky G. Bennett	2019	$102,000	$—	$—	—	$102,000
VP of Operations and Compliance	2018	$102,000	$—	$—	—	$102,000

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)	All other compensation received that we could not properly report in any other column of the table including the dollar value of any insurance premiums we paid for life insurance for the benefit of the named executive officer.

(5)	Mr. Allen resigned as our Chief Financial and Accounting Officer on March 13, 2020. On March 13, 2020 Evan DeVoe became our new Chief Executive, Financial and Accounting Officer.

(6)	Ricky Bennett resigned from his position on September 6th, 2019.

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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2019 and 2018 to our officers and directors pursuant to the Plan:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
None	-	-	-	-

Options Cancelled

Employee	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
None	-	-	-

Options Exercised

Name	Date of Exercise	Shares Acquired on Exercise	Value Realized
None	-	-	-

The following shows certain information as of December 31, 2019 concerning the stock options and stock bonuses granted pursuant to the Plan. Each option represents the right to purchase one share of common stock.

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

The following table shows the beneficial ownership of the Company’s common stock as of August 13, 2020 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address of Owner	Shares Owned		Percent of Class

Evan DeVoe	-		*
Ricky G. Bennett	668,000		*
Christopher Galvin	3,824,559	(1)	*
Daniel Allen	836,650		*
Doyle Knudson	3,558,559	(2)	*

All Directors and Officers as a group (5 persons)

(1)	Includes 3,588,559 shares owned by CGDK, LLC, a company in which Mr. Galvin owns a 50% interest.

(2)	Represents 3,588,559 shares owned by CGDK, LLC a company in which Mr. Knudson owns a 50% interest.

*	less than 1%.

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of December 31, 2019 and December 31, 2018, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of December 31, 2019 the note is currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $430,000. As of December 31, 2019 and December 31, 2018, the Company owed a total of $500,000 and $1,103,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2019

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. As of December 31, 2019 the principal balance outstanding is $30,000.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $73,000 and $73,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of and December 31, 2019 and December 31, 2018 the note is currently in default.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017, it was determined this note had derivative. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017 it was determined this note had derivative. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017 it was determined this note had derivative. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the year ended December 31, 2019. As of December 31, 2019 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the year ended December 31, 2019. As of December 31, 2019 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the year ended nine December 31, 2019. As of December 31, 2019 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2019 was $75,000.

On September 3, 2019, the Company borrowed $21,000 from Hypur Inc., which is a related party. The loan is due and payable on December 3, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2019 was $21,000.

May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. As of December 31, 2019 and December 31, 2018 the note is currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $150,000. The conversion feature has been waved through October 15, 2019. As of December 31, 2019 and December 31, 2018, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the nine months ended September 30, 2019. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $130,000 and $130,000, respectively. On November 5, 2019 CGDK waived the default provision until April 13, 2020.

On June 14, 2018, the Company issued a $30,217 promissory note to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the nine months ended December 31, 2019. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $30,217 and $30,217, respectively. On November 5, 2019 CGDK waived the default provision until June 14, 2020.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until July 2, 2020.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until August 6, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2019 and 2018 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2019	2018

Audit fees – Malone Bailey	$43,500	$53,000
Audit- M&K CPA	$19,000	—
Tax fees	—	—
All other fees	—	—
Total fees	$62,500	$53,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Line Production Group, Inc.

We have audited the accompanying consolidated balance sheet of Blue Line Production Group, Inc. and its subsidiaries (Collectively, the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Line Production Group, Inc. as of December 31, 2018, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blue Line Protection Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Blue Line Protection Group, Inc., as of December 31, 2018, were audit by other auditors whose report dated April 16, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2019.

Houston, TX

August 28, 2020

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash and equivalents	45,113	15,862
Accounts receivable, net	336,840	300,188
Prepaid expenses and deposits	11,980	21,831
Total current assets	393,933	337,881

Fixed assets:
Right to use assets	859,426	-
Machinery and equipment, net	383,414	393,289
Security Deposit	32,158	38,958
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	1,277,780	435,029

Total assets	1,671,713	$772,910

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	1,052,275	813,683
Finance lease liabilities	88,712	-
Notes payable	185,000	85,054
Notes payable - related parties	726,847	707,847
Convertible notes payable, net of unamortized discount	172,198	248,952
Convertible notes payable - related parties, net of unamortized discount	1,821,507	1,475,068
Current portion of long-term debt	-	4,310
Current portion of capital lease obligations	114,653	34,505
Current liabilities of discontinued operations	-	1,334
Derivative liabilities	1,170,060	727,332
Total current liabilities	5,331,252	4,098,085

Long-term liabilities:
Finance lease liabilities
Long Term portion of capital lease obligations	785,802	57,534
Long-term debt	-	368
Total current liabilities	785,802	57,902

Total liabilities	6,117,054	4,155,987

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 793,357,428 and 368,468,701 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	793,360	368,469
Common Stock, owed but not issued, 12,923 shares and 12,923 shares as of December 31, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	7,228,528	7,107,400
Accumulated deficit	(12,487,242)	(10,878,959)
Total stockholders’ deficit	(4,445,341)	(3,383,077)

Total liabilities and stockholders’ deficit	$1,671,713	$772,910

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2019	2018

Revenue	$4,126,059	$4,050,037
Cost of revenue	(2,127,347)	(2,712,319)
Gross profit	1,998,712	1,337,718

Operating expenses:
Advertising	15,079	9,871
Depreciation	130,831	89,717
General and administrative expenses	2,161,499	2,073,346
Total expenses	2,307,409	2,165,880

Operating loss	(308,697)	(828,162)

Other income (expenses):
Loss on conversion	(107,541)	-
Disposition of Fixed Assets	-	(3,327)
Interest expense	(839,971)	(1,361,933)
Income / (Loss) on derivative	(352,074)	940,687
Total other expenses	(1,299,586)	(424,573)

Net loss	$(1,608,283)	$(1,252,735)

NET LOSS PER COMMON SHARE OUTSTANDING
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

NET LOSS PER COMMON SHARE OUTSTANDING
Basic	574,434,681	191,219,900
Diluted	574,434,681	191,219,900

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2017	20,000,000	$20,000	128,348,026	$128,348	$5,417,266	$13	$(9,626,224)	$(4,060,597)

Common stock issued for services	-	-	1,000,000	1,000	30,917	-	-	31,917

Settlement of derivative liability	-	-	-	-	1,076,702	-	-	1,076,702

Amortization of employee stock options	-	-	-	-	52,437	-	-	52,437

Common stock issued for conversion of debt and accrued interest	-	-	239,120,675	239,121	530,078	-	-	769,199

Net income for the year ended December 31, 2018	-	-	-	-	-	-	(1,252,735)	(1,252,735)
Balance, December 31, 2018	20,000,000	$20,000	$368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

Balance, December 31, 2018	20,000,000	$20,000	$368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

Settlement of derivative liability	-	-	-	-	280,518	-	-	280,518

Common stock issued for conversion of debt and accrued interest	-	-	424,888,727	424,891	(159,390)	-	-	265,501

Net income for the year ended December 31, 2019	-	-	-	-	-	-	(1,608,283)	(1,608,283)
Balance, December 31, 2019	20,000,000	$20,000	$793,357,428	$793,360	$7,228,528	$13	$(12,487,242)	$(4,445,341)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC .

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2019	2018
Operating activities
Net income / (loss)	$(1,608,283)	$(1,252,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	130,831	89,717
Loss on disposal of fixed assets	-	3,751
Stock based compensation	-	52,437
Amortization of discounts on notes payable	419,323	1,016,719
Non-cash Addition to related party convertible notes	-	30,217
Noncash operating lease expense	222,815	-
Common stock issued for services	-	31,917
Extension Fees	75,000	-
Change in fair value of derivative liabilities	352,074	(940,687)
Excess derivative	17,079	-
Loss on conversion	107,541	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(36,652)	(93,780)
(Increase) / decrease in deposits and prepaid expenses	9,851	(3,311)
(Increase) in other assets	6,800	209,575
Increase in accounts payable and accrued liabilities	149,355	-
Decrease in lease liability	(181,785)	-
(Decrease) in long-term liabilities	-	-
Net cash used in operating activities	(336,051)	(856,180)

Cash flows from investing activities
Purchase of fixed assets	(86,602)	(216,740)
Net cash provided by (used in) investing activities	(86,602)	(216,740)

Financing activities
Borrowings on convertible debt – related party	300,000	-
Proceeds from notes payable - related party	133,500	-
Repayments from notes payable - related party	-	(141,500)
Proceeds from notes payable	200,317	429,500
Proceeds from convertible note - related party, net of original issue discount	-	430,000
Repayment of notes payable	-	(35,782)
Payments on convertible notes payable - related party	(64,500)	-
Repayment of convertible note	(75,000)	-
Payments on auto loan	-	(3,906)
Repayments on capital leases	(42,413)	(63,301)
Proceeds from convertible notes payable, net of original discount costs	-	436,000
Net cash provided by financing activities	451,904	1,051,011

Net decrease in cash	29,251	(21,909)
Cash - beginning	15,862	37,771
Cash - ending	$45,113	$15,862

Supplemental disclosures of cash flow information:
Interest paid	$60	$3,432
Income taxes paid	$-	$-
Debt discount due to derivative liability	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$354,093	$769,199
Common stock issued for conversion of debt and interest	$157,960	$1,076,702
Derivative resolution	$280,518	$864,791
Fixed assets purchased with notes payable	$34,354	$-
Adoption of lease standard ASC 842	$1,082,241	$-
Capital Lease Assets	$-	$155,340

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

On March 14, 2014, the Company acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 (“Blue Line Colorado”), as a wholly-owned subsidiary of the Company. Blue Line Colorado provides protection, compliance, and financial services to the lawful cannabis industry.

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

Principles of consolidation

For the years ended December 31, 2019 and 2018, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2019 and December 31, 2018.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2019 and December 31, 2018.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2019 and December 31, 2018. Depreciation expense for the December 31, 2019 and December 31, 2018, is $130,831 and $82,663, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2019 and December 31, 2018, the Company determined that none of its long-term assets were impaired.

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

The Company had one major customer which generated approximately 12% of total revenue in the year ended December 31, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2019 and December 31, 2018:

December 31, 2019

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,169,515	$-	$-	$1,695,515
Warrant derivative liabilities	$545	$-	$-	$545
Total	$1,170,060	$-	$-	$1,170,060

December 31, 2018

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$716,080	$-	$-	$716,080
Warrant derivative liabilities	$11,252	$-	$-	$11,252
Total	$727,332	$-	$-	$727,332

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

Year ended December 31,
Revenue Breakdown by Streams	2019	2018
Service: Guards	$991,581	$2,119,534
Service: Transportation	1,442,049	898,992
Service: Currency Processing	1,614,905	912,792
Service: Compliance	76,851	112,562
Service: Consulting	-	-
Other	673	6,157
Total	$4,126,059	$4,050,037

As of December 31, 2019 the Company has shut-down is Service-Guards segment.

Advertising costs

The Company expenses all costs of advertising as incurred.

General and administrative expenses

The significant components of general and administrative expenses consist mainly of rent and compensation.

Share-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options granted in return for services rendered. Previously, the share-based payment arrangements with employees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 differs significantly from ASC 718. On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company has adopted the new standard and has made some adjustment with regard to the share-based compensation costs. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date. And the options are no longer revalued on each reporting date. The expenses related to the share-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

Recently Adopted Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2019, and the following pronouncements were adopted during the period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees recognize a right-of-use asset and a lease liability for all of their leases, other than those that meet the definition of a short-term lease. For income statement purposes, leases must be classified as either operating or finance. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded pattern, similar to current capital leases. We adopted Topic 842 effective January 1, 2019 and elected certain available transitional practical expedients. This adoption resulted in right-of-use assets, in the amount of $859,426 and operating lease liability, in the amount of $900,455, to be added to the December 31, 2019 balance sheet. These additions are the result of an office leases.. In the prior year, the Company disclosed capital lease obligations, which has been changed to finance lease obligation in the current year, as a result of this adoption. The finance lease obligation totaled $195,299 as of December 31, 2019.

Cost of Revenue

The Company’s cost of revenue primarily consists of labor, fuel costs and items purchased by the Company specifically purposed for the benefit of the Company’s client.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During 2019 and 2018 all common stock equivalents were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On November 6, 2015, Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of December 31, 2019 and December 31, 2018 the Company accrued a total of $34,346 and $88,968, respectively of contingent liabilities. If litigation is commenced the Company will attempt a reasonable out-of-court settlement and if such efforts are not successful, will defend the litigation.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. If the alleged loan was actually made, the Company will seek an out-of-court settlement. As of December 31, 2019 and December 31, 2018 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2019 and December 31, 2018 there was no payable recorded.

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

Future minimum lease payments:
2020	$56,114
2021	30,338
2022 and thereafter	2,260
Total minimum lease payments	$88,712

Operating Leases

On October 27, 2016 the Company sold its building located at 5765 Logan Street Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease

On May 29, 2018 the Company leased a building located at 4328 E. Magnolia Street Phoenix The lease is for an initial term of one years, with the Company having the option to extend the term of the lease for additional four year periods. The lease requires rental payments of $3,880 per month and will increase 2% annually. The Company paid a $4,369 deposit at the inception of the lease.

On January 22, 2019 the Company leased a building located at 7490 Bridgewater Road, Huber Heights, Ohio the lease is for an initial term of 63 months. The lease requires rental payments of $3,200 per month and will increase to $3,400 between months 28 through 63ly. The Company paid a $3,200 deposit at the inception of the lease

The Company adopted ASC 842 and recorded right of use asset and operating lease liability of $1,082,241. The company used 12% as incremental borrowing rate as is the average interest rate of the company’s outstanding third party note. The lease agreement gives the Company the option to renew it for two additional 5 year terms but the Company did not consider it likely to exercise that option. Therefore, the company did not include such amounts in its computations of the present value of remaining lease payment on adoption date.

Supplemental balance sheet information related to leases is as follows:

Operating Leases	Classification	December 31, 2019
Right-of-use assets	Operating right of use assets	$859,426

Current lease liabilities	Current operating lease liabilities	114,653
Non-current lease liabilities	Long-term operating lease liabilities	785,802
Total lease liabilities		$900,455

Lease term and discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (years)	5.26
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2019:

Finance lease expenses:

Depreciation/amortization expense	$189,290
Interest on lease liabilities	6,009
Finance lease expense	$195,299

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2019
Cash paid for operating lease liabilities	$155,549
Operating right of use assets obtained in exchange for operating lease liabilities	$1,082,241

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases

2020	$216,587
2021	222,067
2022	227,253
2023	199,098
2024	155,531
2025	141,302
2026	107,558
Total	1,269,396
Less: Imputed interest	(368,941)
Present value of lease liabilities	$900,455

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	December 31, 2019	December 31, 2018

Automotive vehicles	$381,844	$317,489
Furniture and equipment	85,435	85,435
Machinery and Equipment	135,706	115,335
Leasehold improvements	105,714	69,484
Fixed assets, total	708,699	587,743
Total : accumulated depreciation	(325,285)	(194,454)
Fixed assets, net	$383,414	$393,289

Total depreciation expenses for the years ended December 31, 2019 and December 31,2018 were $130,831 and $82,663, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person. The loan is due and payable on April 6, 2015 and is now payable on demand with interest at 10% per annum. As of December 31, 2019 and December 31, 2018, the principal balance owed on this loan was $50,000 and $50,000, respectively. The note is currently past due.

During April 2015, the Company borrowed $25,000 from a non-affiliated person. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of December 31, 2019 and December 31, 2018, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $10,000 and $10,000, respectively. The note is currently past due.

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

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the Principle amount of $100,000. The note matures on November 1, 2019. The note is currently past due.

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

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year months ended December 31, 2019 the Company paid an $75,000 of extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 217,882,455 shares of common stock resulting in a loss of $61,624. As of December 31, 2019 the balance outstanding on the loan is $150,000.

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

On December 15, 2017, the Company borrowed $63,000 from an unrelated third party. The Company paid $3,000 of fees associated with the loan, which was fully amortized as of December 31, 2018. The loan has a maturity date of September 15, 2018 and bears interest at the rate of 8% per year. If the loan is not paid when due, any unpaid amount will bear interest at 22% per year. The Lender is entitled, at its option, at any time after June 13, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 58% of the average of the lowest 3 trading prices during the 10 days prior to conversion date. On June 13, 2018, the Company recorded a discount of $60,000 and recorded day one loss due to derivative of $9,528. During the year ended December 31, 2018 the discount was fully amortized. During the year ended December 31, 2018 the principal of $63,000 and accrued interest and fees of $3,413 converted into a total of 4,682,540 shares of common stock.

On January 2, 2018 the Company borrowed $30,000 from an unrelated third party. The Company paid $2,000 of fees associated with the loan and the Company amortized $1,989 as of December 31, 2018. The loan has a maturity date of January 2, 2019 and bears interest at the rate of 12% (default interest lesser of 15% or maximum permitted by law). The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. The note was discounted for a derivative (see note 8 for details) and the discount of $28,000 is being amortized over the life of the note using the effective interest method resulting in $27,847 of interest expense for the year ended December 31, 2018. On February 24, 2019, the remaining balance of the note payable in the amount of $9,373, fees of $500 and accrued interest of $2,625 were converted into 18,380,000 shares of common stock. During the year ended December 31, 2019 the Company recorded amortization expense of $164 and a loss on conversion of $10,527.

On January 25, 2018 the Company borrowed $150,000 from an unrelated third party. The Company paid $7,500 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt the Company amortized $6,986 as of December 31, 2018. The loan has a maturity date of January 25, 2019 and bears interest at the rate of 12% per year. If the loan is not paid when due, any unpaid amount will bear interest at 18% per year. The Lender is entitled, at its option, at any time after July 24, 2018 to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price per share equal to 55% of the average of the lowest trading price for the 20 trading days immediately preceding the conversion date. On July 24, 2018, the Company recorded a discount of $142,500 and recorded day one loss due to derivative of $74,900 As during the year ended December 31, 2018 the principal of $85,149 converted into a total of 33,375,972 shares of common stock. During the year ended December 31, 2019 the remaining balance of $64,881 and accrued interest was converted into a total of 104,466,022 shares of common stock. The Company also recorded amortization of debt discount (from derivative) of $132,740 during the year ended December 31, 2018. During the year ended December 31, 2019 the Company recorded amortization expense of $9,863. The conversion resulted in a loss of $2,532.

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

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the year ended December 31, 2019 $23,223 of principle and interest were converted into 84,160,250 shares of common stock resulting in a loss of $32,858. During the year ended December 31, 2019 the Company recorded amortization expense of $9,863. On December 31, 2019 there was a balance remaining on the loan of $22,198.

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

During the year ended December 31, 2019, the Company recognized amortization expense of $419,323 from deferred financing cost and amortization expense of $18,790 of discount from derivative liabilities.

During the year ended December 31, 2018, the Company recognized amortization expense of $897,600 for the discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of December 31, 2019 and December 31, 2018, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of December 31, 2019 and December 31, 2018, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of December 31, 2019 and December 31, 2018; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During 2015, the Company borrowed $43,575 from its former CFO and repaid $43,000 of the loan. The note is non-interest bearing, and due on demand. As of December 31, 2019 and December 31, 2018, the principal amount owed on this loan was $575.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party. As of December 31, 2019 the principal balance outstanding is $20,000.

During the year ended December 31, 2018 the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. During year ended December 31, 2019 the Company borrowed an additional $22,500 and repaid a total of $49,500. As of December 31, 2019 and December 31, 2018, the principal balance owed on this loan was $30,000 and $107,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $73,000 and $73,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of and December 31, 2019 and December 31, 2018 the note is currently in default.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017, it was determined this note had derivative. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017 it was determined this note had derivative. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the year ended December 31, 2019. As of December 31, 2019 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the year ended December 31, 2019. As of December 31, 2019 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the year ended nine December 31, 2019. As of December 31, 2019 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2019 was $75,000.

On September 3, 2019, the Company borrowed $21,000 from Hypur Inc., which is a related party. The loan is due and payable on December 3, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2019 was $21,000.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of December 31, 2019 and December 31, 2018, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of December 31, 2019 the note is currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of December 31, 2019 and December 31, 2018, the Company owed a total of $500,000 and $500,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2019.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2019, Hyper has waived the default provision.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2019, Hyper has waived the default provision.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2019, Hyper has waived the default provision.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. As of December 31, 2019 and December 31, 2018 the note is currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $150,000. The conversion feature has been waved through October 15, 2019. As of December 31, 2019 and December 31, 2018, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the nine months ended September 30, 2019. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $130,000 and $130,000, respectively. On November 5, 2019 CGDK waived the default provision until April 13, 2020.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the nine months ended December 31, 2019 . The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $30,217 and $30,217, respectively. On November 5, 2019 CGDK waived the default provision until June 14, 2020t.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until July 2, 2020.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until August 6, 2020.

On January 18, 2019, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The note was discounted for a derivative (see note 8 for details) and the discount of $167,079 is being amortized over the life of the note using the effective interest method resulting in $167,079 of interest expense for the year ended December 31, 2019. As of December 31, 2019 the note is currently in default.

On March 5, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. As of December 31, 2019 the note is currently in default.

The carrying amount of the convertible note, net of the unamortized debt discount, at December 31, 2019 and December 31, 2018 is $1,821,507 and $1,419,919, respectively. Total unamortized debt discount at December 31, 2019 and December 31, 2018 is $8,710 and $55,149, respectively.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of December 31, 2019. The Company re-measured the fair value of derivative liabilities on December 31, 2019. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2017	$1,879,930
Addition of new derivative as a derivative loss	448,579
Settlement of derivatives upon conversion	(1,076,702)
Debt discount from derivative liability	864,791
Gain on change in fair value of the derivative	(1,389,266)
Balance - December 31, 2018	$727,332

Debt discount from derivative liability	383,265
Settlement of derivatives upon conversion	(292,611)
Loss on change in fair value of the derivative	352,074
Balance – December 31, 2019	$1,170,060

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31, 2019	Year ended December 31, 2018
Expected term	0.01 – 1.67 years	0.02 – 2.69 years
Expected average volatility	24.93% – 270.08%	144.96% – 446.59%
Expected dividend yield	-	-
Risk-free interest rate	1.55% – 1.60%	2.25% – 2.66%

Note 9 – Long term notes payable

On November 21, 2014, the Company purchased a vehicle for $20,827, net of discounts. The Company financed the $20,827 at an interest rate of 2.42% for five years, with a maturity date of December 5, 2019. As of December 31, 2019 and December 31, 2018 the total principal balance of the note is $0 and $4,678, respectively, of which $0 and $368 is considered a long-term liability and $0 and $4,310 is considered a current liability.

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

During the year ended December 31, 2019 the Company issued a total of 424,888,727 shares of common stock for the conversion of $157,960 of convertibles loans, accrued interest, and fees. The Company recorded on a loss on conversion of $107,541.

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

During the year ended December 31, 2018 a total of 466,667 stock options were forfeited by various employees of the Company.

The following is a summary of the Company’s stock option activity for the year ended December, 31 2019 and the year ended December 31, 2018:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2017	24,478,405	$0.11
Granted	-	$-
Expired	(466,667)	$0.11
Cancelled	-	$-
Outstanding at December 31, 2018	24,011,738	$0.11
Granted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at December 31, 2019	24,011,738	$0.11
Options exercisable at December 31, 2018	24,011,738	$0.11
Options exercisable at December 31, 2019	24,011,738	$0.11

The following tables summarize information about stock options outstanding and exercisable at December 31, 2019 and December 31, 2018:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	.30	$0.11	24,011,738	$0.11

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	1.05	$0.11	24,011,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for years ended December 31, 2019 and 2018 was $0 and $52,437 respectively.

Warrants

The following is a summary of the Company’s warrant activity for the years ended December 31, 2018 and 2019:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2019	10,000,000	$0.10
Warrants exercisable at December 31, 2018	10,000,000	$0.10
Warrants exercisable at December 31, 2019	10,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at September 30, 2019 and December 31, 2018:

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	1.52	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2018
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	2.52	$0.10	10,000,000	$0.10

Note 13 – Income taxes

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

For the years ended December 31, 2019 and 2018, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2019 and 2018, the Company had approximately $7,889,253 and $7,275,182 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,656,743	$1,527,788
Valuation allowance	(1,656,743)	(1,527,788)
Total deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $1,656,743 and $1,527,788 against its net deferred taxes is necessary as of December 31, 2019 and December 31, 2018, respectively. The change in valuation allowance for the years ended December 31, 2019 and 2018 is $337,740 and $323,583 respectively.

At December 31, 2019 and December 31, 2018, respectively, the Company had $7,884,253 and $7,275,182, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2019	2018

Federal statutory taxes	(21.00)%	(21.00)%
Change in tax rate estimate	—	—
Change in valuation allowance	21.00%	21.00%
	—%	—%

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $1,572,788 and $1,204,205 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2019 and 2018 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2019	2018
Federal statutory tax Reconciliation rate	(21.0)%	(35.0)%
Permanent difference and other	21.0%	35.0%

Note 14 – Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

August 28, 2020	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Evan DeVoe	Principal Executive, Financial and	August 28, 2020
Evan DeVoe	Accounting Officer and a Director

/s/ Christopher Galvin	Director	August 28, 2020
Christopher Galvin

/s/ Daniel Allen	Director	August 28, 2020
Daniel Allen

/s/ Doyle Knudson	Director	August 28, 2020
Doyle Knudson

