Form 10-Q
period 2020-03-31
Blue Line Protection Group, Inc.
filed 2020-11-25
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X]

Indicate by a checkmark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 25, 2020, the registrant had 822,357,428 outstanding shares of common stock.

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

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$97,213	$45,113
Accounts receivable,	346,104	336,840
Prepaid expenses and deposits	11,980	11,980
Total current assets	455,297	393,933

Fixed assets:
Right to use assets	831,115	859,426
Machinery and equipment, net of accumulated depreciation of $353,465 and $325,285, respectively	355,234	383,414
Security Deposit	31,840	32,158
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	1,220,971	1,277,780

Total assets	1,676,268	1,671,713

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$960,330	$1,052,275
Financed lease liabilities	77,013	88,712
Notes payable	185,000	185,000
Notes payable - related parties	799,512	726,847
Convertible notes payable	172,198	172,198
Convertible notes payable - related parties, net of unamortized discount of $0 and $8,710, respectively	1,830,217	1,821,507
Current portion of operating lease obligation	119,135	114,653
Derivative liabilities	1,455,411	1,170,060
Total current liabilities	5,598,816	5,331,252

Long-term liabilities:
Operating lease liability-long term	754,288	785,802
Total current liabilities	754,288	785,802

Total liabilities	6,353,104	6,117,054

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 793,357,428 and 793,357,428 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	793,360	793,360
Common Stock, owed but not issued, 12,923 shares and 12,923 shares as of March 31, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	7,228,528	7,228,528
Accumulated deficit	(12,718,737)	(12,487,242)
Total stockholders’ deficit	(4,676,836)	(4,445,341)

Total liabilities and stockholders’ deficit	$1,676,268	$1,671,713

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$991,462	$928,609
Cost of revenue	(270,058)	(530,117)
Gross profit	721,404	398,492

Operating expenses:
General and administrative expenses	573,864	594,284
Total expenses	573,864	594,284

Operating Income (Loss)	147,540	(195,792)

Other income (expenses):
Interest expense	(98,184)	(518,950)
Gain on settlement of accounts payable	4,500	-
Income / (Loss) on derivative	(285,351)	145,906
Total other expenses	(379,035)	(373,044)

Net income / (loss)	$(231,495)	$(568,836)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding- Basic and Diluted	793,357,428	415,378,581

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2020	2019
Operating activities
Net income / (loss)	$(231,495)	$(568,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,180	31,082
Amortization of discounts on notes payable	8,710	437,913
Amortization of right to use	28,311	13,723
Loan fees	10,665	-
Noncash operating lease expense
Gain on settlement of accounts payable	(4,500)	-
Loss on derivative liability	-	(145,906)
Change in fair value of derivative liabilities	285,351	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(9,264)	(15,425)
(Increase) / decrease in deposits and prepaid expenses	318	494
Increase (decrease) in accounts payable and accrued liabilities	(25,445)	28,236
Increase (decrease) in lease obligations	(27,032)	(11,475)
Net cash provided by (used in) operating activities	63,799	(230,194)

Cash flows from investing activities
Purchase of fixed assets	-	(56,602)
Net cash provided by/(used in) investing activities	-	(56,602)

Financing activities
Proceeds from notes payable - related party	-	15,000
Proceeds from notes payable	24,000	75,000
Repayments from notes payable - related party	(24,000)	(30,000)
Proceeds from convertible notes payable - related party	-	300,000
Payments on auto loan	-	(1,027)
Payments on capital leases	-	(39,720)
Payments on convertible debt	(11,699)	-
Net cash provided by financing activities	(11,699)	319,253

Net increase in cash	52,100	32,457
Cash - beginning	45,113	15,862
Cash - ending	$97,213	$48,319

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Debt discount due to derivative liability	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$-	$371,172
Common stock issued for conversion of debt and interest	$-	$78,376
Derivative resolution	$-	$138,610
Accounts payable converted to notes payable - related party	$62,000	$-
Right of use assets and operating lease obligations recognized	$-	$650,152
Financed lease assets	$-	$64,354

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2018	20,000,000	$20,000	368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

Derivative resolution	-	-	-	-	138,610	-	-	138,610

Common stock issued for conversion of debt and accrued interest	-	-	98,898,873	98,899	(20,523)	-	-	78,376

Net loss for the three months ended March 21, 2019	-	-	-	-	-	-	(568,836)	(568,836)
Balance, March 31, 2019	20,000,000	$20,000	467,367,574	$467,368	$7,225,487	$13	$(11,447,795)	$(3,734,927)

Balance, December 31, 2019	20,000,000	$20,000	793,357,428	$793,360	$7,228,528	$13	$(12,487,242)	$(4,445,341)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(231,495)	(231,495)
Balance, March 31, 2020	20,000,000	$20,000	793,357,428	$793,360	$7,228,528	$13	$(12,718,737)	$(4,676,836)

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

In the opinion of management, these statements reflect all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Principles of consolidation

For the three months ended March 31, 2020 and 2019, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at March 31, 2020 and December 31, 2019.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2020 and December 31, 2019. Depreciation expense for the three months ended March 31, 2020 and March 31, 2019, is $28,180 and $31,082, respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of March 31, 2020 and December 31, 2019, the Company determined that none of its long-term assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had three major customers which generated 19%, 14% and 10%, respectively, for a total of approximately 43% of total revenue in the three months ended March 31, 2020.

The Company had one major customer which generated approximately 18% of total revenue in the three months ended March 31, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

March 31, 2020

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,455,129	$-	$-	$1,455,129
Warrant derivative liabilities	$282	$-	$-	$282
Total	$1,455,411	$-	$-	$1,455,411

December 31, 2019

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,169,515	$-	$-	$1,695,515
Warrant derivative liabilities	$545	$-	$-	$545
Total	$1,170,060	$-	$-	$1,170,060

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

We generate substantially all our revenue from providing services to customers. The Company records revenue with the 5 steps above have been completed.

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

Three months ended March 31,
Revenue Breakdown by Streams	2020	2019
Service: Guards	$-	$267,734
Service: Transportation	518,728	22,865
Service: Currency Processing	458,667	355,237
Service: Compliance	14,067	12,248
Other	-	525
Total	$991,462	$928,609

As of December 31, 2019 the Company discontinued its Service-Guards segment.

Advertising costs

The Company expenses all costs of advertising as incurred. There were $3,075 and $3,770 in advertising costs for the three months ended March 31, 2020 and 2019, respectively.

General and administrative expenses

The significant components of general and administrative expenses consist mainly of rent and compensation.

Share-Based Compensation

Share-based compensation expense is recorded as a result of stock options granted in return for services rendered. Previously, the share-based payment arrangements with employees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 differs significantly from ASC 718. On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company has adopted the new standard and has made some adjustment with regard to the share-based compensation costs. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date and the options are no longer revalued on each reporting date. The expenses related to the share-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

(Redundant. See next page)

Cost of Revenue

The Company’s cost of revenue primarily consists of labor, fuel costs and items purchased by the Company specifically purposed for the benefit of the Company’s client.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the periods presented all common stock equivalents were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On November 6, 2015, Daniel Sullivan sent a wage claim demand. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. As of March 31, 2020 and December 31, 2019 the Company accrued a total of $34,346 and $34,346, respectively of contingent liabilities. If litigation is commenced the Company will defend any claims by Mr. Sullivan.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. The Company will defend any claims of Mile High Real Estate Group. As of March 31, 2020 and December 31, 2019 the Company accrued a total of $98,150.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of March 31, 2020 and December 31, 2019 there was no payable recorded.

During the three months ended March 31, 2020 the Company recorded a gain of $4,500 for settlement of a vendor payable.

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

Future minimum lease payments as of March 31, 2020:
2020	$44,415
2021	30,338
2022 and thereafter	2,260
Total minimum lease payments	$77,013

Operating Leases

On October 27, 2016 the Company sold its building located at 5765 Logan Street Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of $10,000 per month and will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease

On May 29, 2018 the Company leased a building located at 4328 E. Magnolia Street, Phoenix, Arizona. The lease is for an initial term of one years, with the Company having the option to extend the term of the lease for additional four year periods. The lease requires rental payments of $3,880 per month and will increase 2% annually. The Company paid a $4,369 deposit at the inception of the lease.

On January 22, 2019 the Company leased a building located at 7490 Bridgewater Road, Huber Heights, Ohio the lease is for an initial term of 63 months. The lease requires rental payments of $3,200 per month and will increase to $3,400 between months 28 through 63. The Company paid a $3,200 deposit at the inception of the lease

The Company adopted ASC 842 and recorded right of use asset and operating lease liability of $1,082,241. The company used 12% as incremental borrowing rate as is the average interest rate of the company’s outstanding third party note. The lease agreement gives the Company the option to renew it for two additional 5 year terms but the Company did not consider it likely to exercise that option. Therefore, the company did not include such amounts in its computations of the present value of remaining lease payment on adoption date.

Supplemental balance sheet information related to leases is as follows:

Operating Leases	Classification	March 31, 2020
Right-of-use assets	Operating right of use assets	$831,115

Current lease liabilities	Current operating lease liabilities	119,135
Non-current lease liabilities	Long-term operating lease liabilities	754,288
Total lease liabilities		$873,423

Lease term and discount rate were as follows:

March 31, 2020
Weighted average remaining lease term (years)	5.00
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended March 31, 2020:

Finance lease expenses:

Depreciation/amortization expense	$28,311
Interest on lease liabilities	26,745
Finance lease expense	$55,056

Supplemental disclosures of cash flow information related to leases were as follows:

March 31, 2020
Cash paid for operating lease liabilities	$28,311
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of March 31, 2020:

Operating Leases

2020	$161,531
2021	222,067
2022	227,253
2023	199,098
2024	155,531
2025	141,302
2026	107,558
Total	1,214,340
Less: Imputed interest	(340,917)
Present value of lease liabilities	$873,423

December 31, 2019

Operating Leases	Classification	December 31, 2019
Right-of-use assets	Operating right of use assets	$859,426

Current lease liabilities	Current operating lease liabilities	114,653
Non-current lease liabilities	Long-term operating lease liabilities	785,802
Total lease liabilities		$900,455

Lease term and discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (years)	5.26
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2019:

Finance lease expenses:

Depreciation/amortization expense	$189,290
Interest on lease liabilities	6,009
Finance lease expense	$195,299

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2019
Cash paid for operating lease liabilities	$155,549
Operating right of use assets obtained in exchange for operating lease liabilities	$1,082,241

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases

2020	$216,587
2021	222,067
2022	227,253
2023	199,098
2024	155,531
2025	141,302
2026	107,558
Total	1,269,396
Less: Imputed interest	(368,941)
Present value of lease liabilities	$900,455

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	March 31, 2020	December 31, 2019

Automotive vehicles	$381,844	$381,844
Furniture and equipment	85,435	85,435
Machinery and Equipment	135,706	135,706
Leasehold improvements	105,714	105,714
Fixed assets, total	708,699	708,699
Total : accumulated depreciation	(353,465)	(325,285)
Fixed assets, net	$355,234	$383,414

Total depreciation expenses for the three months ended March 31, 2020 and March 31, 2019 were $28,120 and $31,082, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-affiliated person. The loan is due and payable on April 6, 2015 and is now payable on demand with interest at 10% per annum. As of March 31, 2020 and December 31, 2019, the principal balance owed on this loan was $50,000 and $50,000, respectively. The note is currently past due.

During April 2015, the Company borrowed $25,000 from a non-affiliated person. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of March 31, 2920 and December 31, 2019, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-affiliated person. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $10,000 and $10,000, respectively. The note is currently past due.

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the Principle amount of $100,000. The note matures on November 1, 2019. The note is currently past due.

Convertible notes payable to non-related party

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year months ended December 31, 2019 the Company paid an $75,000 of extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 217,882,455 shares of common stock resulting in a loss of $61,624. As of March 31, 2020 and December 31, 2019 the balance outstanding on the loan is $150,000.

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

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the year ended December 31, 2019 $23,223 of principle and interest were converted into 84,160,250 shares of common stock resulting in a loss of $32,858. During the year ended December 31, 2019 the Company recorded amortization expense of $9,863. As of March 31, 2020 and December 31, 2019 there was a balance remaining on the loan of $22,198.

During the three months ended March 31, 2020, the Company recognized amortization expense of $8,710 of discount from derivative liabilities.

During the three months ended March 31, 2019, the Company recognized amortization expense of $1,511 from deferred financing cost and amortization expense of $18,790 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of March 31, 2020 and December 31, 2019, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of March 31, 2020 and December 31, 2019, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of March 31, 2020 and December 31, 2019; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $251,363 and borrowed an additional $265,363 from the same related party. On March 10, 2020 the Company entered into an additional note payable in the amount of $102,665 for severance As of March 31, 2020 and December 31, 2019 the principal balance outstanding is $102,665 and $20,000, respectively.

During the year ended December 31, 2018 the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. During year ended December 31, 2019 the Company borrowed an additional $22,500 and repaid a total of $49,500. During the three months ended March 31, 2020 the Company repaid $24,000 and borrowed an additional $24,000 from the same related party and reclassed $65,000 from accounts payable to a note payable. The Company recorded a loan of $10,665 on the transaction. As of March 31, 2020 and December 31, 2019, the principal balance owed on this loan was $102,665 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of and March 31, 2020 and December 31, 2019 the note is currently in default.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation, a related party, pursuant to which the Company borrowed $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at March 31, 20120 and December 31, 2019 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of March 31, 2020 and December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of March 31, 2020 and December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the year ended December 31, 2019. As of March 31, 2020 December 31, 2019 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the year ended December 31, 2019. As of March 31, 2020 December 31, 2019 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $75,000.

On September 3, 2019, the Company borrowed $21,000 from Hypur Inc., which is a related party. The loan is due and payable on December 3, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $21,000.

Convertible notes payable to related party

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of March 31, 2020 and December 31, 2019, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of March 31, 202 and December 31, 2019 the note is currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of March 31, 2020 and December 31, 2019, the Company owed a total of $500,000 and $500,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of March 31, 2020 and December 31, 2019.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2020, Hyper has waived the default provision.

On October 14, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2020, Hyper has waived the default provision.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2020, Hyper has waived the default provision.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. As of March 31, 2020 and December 31, 2019 the note was currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 was $150,000. The conversion feature has been waved through October 15, 2019. As of March 31, 2020 and December 31, 2019, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the nine months ended September 30, 2019. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 is $130,000 and $130,000, respectively. On November 5, 2019 CGDK waived the default provision until April 13, 2020.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the nine months ended December 31, 2019. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 is $30,217 and $30,217, respectively. On November 5, 2019 CGDK waived the default provision until June 14, 2020.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until July 2, 2020.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at March 31, 2020 and December 31, 2019 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until August 6, 2020.

On January 18, 2019, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The note was discounted for a derivative (see note 8 for details) and the discount of $167,079 is being amortized over the life of the note using the effective interest method resulting in $167,079 of interest expense for the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019 the note is currently in default.

On March 5, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. As of March 31, 2020 and December 31, 2019 the note is currently in default.

The carrying amount of the convertible note, net of the unamortized debt discount, at March 31, 2020 and December 31, 2019 is $1,830,217 and $1,821,507, respectively. Total unamortized debt discount at March 31, 2020 and December 31, 2019 was $0 and $8,710, respectively.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of December 31, 2019. The Company re-measured the fair value of derivative liabilities on March 31, 2020 and December 31, 2019. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using, level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2018	$727,332
Addition of new derivative as a derivative loss
Settlement of derivatives upon conversion	(292,611)
Debt discount from derivative liability	383,265
Loss on change in fair value of the derivative	352,074
Balance - December 31, 2019	$1,170,060
Loss on change in fair value of the derivative	285,351
Balance – March 31, 2020	$1,455,411

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Three Months ended March 31, 2020	Year ended December 31, 2019
Expected term	0.01 – 1.42 years	0.01 – 1.67 years
Expected average volatility	142% – 361.46%	24.93% – 270.08%
Expected dividend yield	-	-
Risk-free interest rate	0.09% – 0.15%	1.55% – 1.60%

Note 9 – Stockholders’ equity

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

Preferred stock

On May 3, 2016, the Company entered into, an agreement with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company sold to Hypur Ventures, in a private placement, 10,000,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for gross proceeds of $500,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Nevada Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $114,229. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Between July and August of 2016 Hypur Ventures purchased an additional 10,000,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for net proceeds of $445,000, net of legal fees of $55,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock shall have such other rights, preferences and privileges to be set forth in a certificate of designation to be filed with the Nevada Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it does not contain a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $0. The preferred stock is convertible at any time at the election of Hypur Ventures. The preferred stock shall automatically convert to common stock if the closing price of the Company’s common stock equals or exceeds $.50 per share over any consecutive twenty day trading period. The preferred stock terms include a one-time purchase price preference. No preferential dividends apply to the preferred stock. The preferred stock attributes include weighted average anti-dilution protection, rights to appoint one director, pre-emptive rights to purchase future offerings of securities by the Company, demand and piggy-back registration rights.

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

On December 28, 2016, the Company issued stock options to various offices and employees of the Company to purchase 7,950,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The options vest immediately. The options carry a life of three years and have since expired.

During the year ended December 31, 2018 a total of 466,667 stock options were forfeited by various employees of the Company.

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2020 and year ended December, 31 2019:

	Number Of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2018	24,011,738	$0.11
Granted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at December 31, 2019	24,011,738	$0.11
Granted	-	$-
Expired (1)	(7,950,000)	$0.05
Cancelled	-	$-
Outstanding at March 31. 2020	16,061,738	$0.14
Options exercisable at December 31, 2019	24,011,738	$0.11
Options exercisable at March 31, 2020	16,061,738	$0.14

The following tables summarize information about stock options outstanding and exercisable at March 31, 2020 and December 31, 2019:

OPTIONS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2020
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	16,061,738	.30	$0.11	10,061,738	$0.11

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	.30	$0.11	24,011,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three months ended March 31, 2020 and 2019 was $0 and $0 respectively.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2020:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2019	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2020	10,000,000	$0.10
Warrants exercisable at December 31, 2019	10,000,000	$0.10
Warrants exercisable at March 31, 2020	10,000,000	$0.10

The following tables summarize information about warrants outstanding and exercisable at March 31, 2020 and December 31, 2019:

WARRANTS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2020
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	1.32	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	1.52	$0.10	10,000,000	$0.10

Note 12 – Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

Os September 18, 2020 Crown Bridge Partners, LLC, converted notes payable in the amount of $2,980 principal and $500 of fees into 29,000,000 shares of common stock

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the three months ended March 31, 2020, substantially all of our revenue was derived from transportation and currency processing services.

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

As of December 31, 2019 we discontinued our Service-Guards segment.

We also offer security monitoring, asset vaulting, and VIP and dignitary protection.

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2020 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increase in customer
Gross profit, as a % of revenue	I	Elimination of guards
Operating expenses	D	Reduction of staff and overhead
Gain on settlement of accounts payable Interest expense	I D	Settlement with a vendor on amounts owed Reduction of debt
Loss on change in fair value of derivative securities	I	Less volatility in the price of our common stock

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2020 and 2019 were:

	2020		2019

Cash provided by < used in > operations	$63,799		$	<230,194	>
Purchase of fixed assets	-			<56,602	>
Cash overdraft
Loan proceeds	24,000			390,000
Loan payments	<35,699	>		<70,747	>

As of November 25, 2020 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2021.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

●	any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

During the next twelve months, we anticipate that we will incur approximately $1,800,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the three months ended March 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2020 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2019.

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

BLUE LINE PROTECTION GROUP, INC.

November 25, 2020	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive, Financial and
Accounting Officer

