Form 10-Q
period 2020-09-30
Blue Line Protection Group, Inc.
filed 2021-02-16
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by a checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 15, 2021, the registrant had 822,357,428 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$308,258	$45,113
Accounts receivable	341,000	336,840
Prepaid expenses and deposits	11,980	11,980
Total current assets	661,238	393,933

Fixed assets:
Right to use assets	773,975	859,426
Machinery and equipment, net et, net of accumulated depreciation of $418,184 and $325,285, respectively	315,485	383,414
Security Deposit	32,158	32,158
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	1,124,400	1,277,780

Total assets	1,785,638	1,671,713

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,017,986	$1,052,275
Financed lease liabilities	60,914	88,712
Notes payable	145,000	185,000
Notes payable - related parties	773,273	726,847
Convertible notes payable, net of unamortized discount	169,218	172,198
Convertible notes payable - related parties, net of unamortized discount	1,830,217	1,821,507
Current portion of operating lease obligation	120,151	114,653
Derivative liabilities	1,555,892	1,170,060
Total current liabilities	5,672,651	5,331,252

Long-term liabilities:
Operating lease liability-long term	698,228	785,802
Total current liabilities	698,228	785,802

Total liabilities	6,370,879	6,117,054

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 822,357,428 and 793,357,428 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	822,360	793,360
Common Stock, owed but not issued, 12,923 shares and 12,923 shares as of September 30, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	7,217,335	7,228,528
Accumulated deficit	(12,644,949)	(12,487,242)
Total stockholders’ deficit	(4,585,241)	(4,445,341)

Total liabilities and stockholders’ deficit	$1,785,638	$1,671,713

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$1,087,997	$1,047,162	$3,087,004	$3,019,833
Cost of revenue	(286,120)	(515,169)	(908,918)	(1,572,973)
Gross profit	801,877	531,993	2,178,086	1,446,860

Operating expenses:
General and administrative expenses	524,671	590,770	1,613,748	1,745,828
Total expenses	524,671	590,770	1,613,748	1,745,828

Operating Income (Loss)	277,206	(58,777)	564,338	(298,968)

Other income (expenses):
	-	-
Loss on conversion	-	(42,985)	-	(95,447)
Gain on settlement of accounts payable	-	-	4,500	-
Interest expnese	(110,722)	(81,875)	(326,386)	(744,677)
Income / (Loss) on derivative	(135,389)	(267,204)	(400,159)	(244,513)
Total other expenses	(246,111)	(392,064)	(722,045)	(1,084,637)

Net income / (loss)	$31,095	$(450,841)	$(157,707)	$(1,383,605)

Net loss per common share: Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- Basic	795,754,819	639,876,004	794,162,392	522,696,901
Weighted average number of common shares outstanding- Diluted	4,746,113,704	639,876,004	794,162,392	522,696,901

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine months ended
	September 30,
	2020	2019
Operating activities
Net loss	$(157,707)	$(1,383,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,899	97,882
Amortization of discounts on notes payable	8,710	419,323
Amortization of right to use	85,451	-
Loan fees	10,665	75,000
Noncash operating lease expense	-	195,299
Gain on settelement of accounts payable	(4,500)	-
Change in fair value of derivative liabilities	400,159	244,513
Excess derivative	-	17,079
Loss on conversion		95,447
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(4,160)	8,682
Decrease in deposits and prepaid expenses	-	9,851
Increase in other assets	-	6,800
(Increase) / decrease in accounts payable and accrued liabilities	32,711	(4,498)
Decrease in lease obligations	(82,076)	(155,549)
Net cash provided by / (used in) operating activities	382,152	(373,776)

Cash flows from investing activities
Purchase of fixed assets	(24,970)	(86,602)
Net cash used in investing activities	(24,970)	(86,602)

Financing activities
Proceeds from notes payable - related party	24,000	133,500
Proceeds from notes payable	-	200,317
Repayments from notes payable - related party	(90,239)	(64,500)
Repayments of convertible notes payable	-	(75,000)
Proceeds from convertible notes payable - related party	-	300,000
Payments on notes payable	(27,798)	(30,383)
Net cash provided by / (used in) financing activities	(94,037)	463,934

Net increase in cash	263,145	3,556
Cash - beginning	45,113	15,862
Cash - ending	$308,258	$19,418

Supplemental disclosures of cash flow information:
Interest paid	$-	$5,418
Income taxes paid	$-	$-
Debt discount due to derivative liability	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$-	$354,093
Common stock issued for conversion of debt and interest	$3,480	$150,412
Derivative resolution	$14,327	$264,588
Fixed assets purchased with notes payable	$-	$34,354
Adoption of lease standard ASC 842	$-	$1,082,241
Accounts payable converted to notes payable –related party	$62,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2018	20,000,000	$20,000	$368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

Common stock issued for services	-	-				-	-	-

Derivative resolution	-	-	-	-	264,588	-	-	264,588

Common stock issued for conversion of debt and accrued interest	-	-	352,992,838	352,995	(107,136)	-	-	245,859

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	(1,383,605)	(1,383,605)
Balance, September 30, 2019	20,000,000	$20,000	$721,461,539	$721,464	$7,264,852	$13	$(12,262,564)	$(4,256,235)

Balance, December 31, 2019	20,000,000	$20,000	$793,357,428	$793,360	$7,228,528	$13	$(12,487,242)	$(4,445,341)

Common stock issued for conversion of debt and accrued interest	-	-	29,000,000	29,000	(25,520)	-	-	3,480

Derivative resolution	-	-	-	-	14,327	-	-	14,327

Net loss for the Nine months ended September 30, 2020	-	-	-	-	-	-	(157,707)	(157,707)
Balance, September 30, 2020	20,000,000	$20,000	$822,357,428	$822,360	$7,217,335	$13	$(12,644,949)	$(4,585,241)

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

Principles of consolidation

For the nine months ended September 30, 2020 and 2019, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at September 30, 2020 and December 31, 2019.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as September 30, 2020 and December 31, 2019. Depreciation expense for the three and nine months ended September 30, 2020 and September 30, 2019 were $32,359, $92,899, $33,400 and $97,882 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of September 30, 2020 and December 31, 2019, the Company determined that none of its long-term assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had two major customers which generated 31%, (17% and 14%) of total revenue in the nine months ended September 30, 2020.

The Company had three major customers which generated approximately 29% (13%, 9% and 7%) of total revenue in the nine months ended September 30, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

September 30, 2020

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,554,562	$-	$-	$1,554,562
Warrant derivative liabilities	$1,330	$-	$-	$1,330
Total	$1,555,892	$-	$-	$1,555,892

December 31, 2019

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,169,515	$-	$-	$1,169,515
Warrant derivative liabilities	$545	$-	$-	$545
Total	$1,170,060	$-	$-	$1,170,060

The embedded conversion feature in the convertible debt instruments that the Company issued that became convertible qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability of the warrants was determined through the use of Black Scholes option-pricing model (See Note 8).

Revenue Recognition

The Company recognizes revenue when delivery of the promised goods or services is transferred to its customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. We determine revenue recognition through the following five steps:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract; and

●	Recognize revenue when, or as, the performance obligations are satisfied.

We generate substantially all our revenue from providing services to customers. The Company records revenue when the 5 steps above have been completed.

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

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company’s Statements of Operations for the year ended December 31, 2018.

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of each segment. Revenue is characterized by several lines of services and typically the pricing is fixed.

	Three months ended September 30,
Revenue Breakdown By Streams	2020	2019
Service- Guards	$-	$229,489
Services: Transport	430,359	372,309
Services: Currency Processing	624,373	426,787
Services: Compliance	33,261	17,792
Other	-	785
Total	$1,087,997	$1,047,162

	Nine months ended September 30,
Revenue Breakdown By Streams	2020	2019
Service- Guards	$-	$36,145
Services: Transport	1,381,449	1,201,011
Services: Currency Processing	1,657,344	787,375
Services: Compliance	48,211	2,037
Other	-	993,265
Total	$3,087,004	$3,019,833

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

Cost of Revenue

The Company’s cost of revenue primarily consists of labor, fuel costs and items purchased by the Company specifically for the benefit of the Company’s clients.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three and nine months September 30, 2020 and 2019.

	Three months September 30,	Three months September 30,	Nine months September 30,	Nine months September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$31,095	$(450,841)	$(175,707)	$(1,383,605)

Denominator:
Weighted-average shares of common stock	795,754,819	639,876,004	794,162,392	522,696,901
Dilutive effect of stock warrants	10,000,000	-	-	-
Dilutive effect of convertible instruments	3,940,358,885	-	-	-
Diluted weighted-average of common stock	4,746,113,704	639,876,004	794,162,392	522,696,901

Net loss per common share from:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.000)	$(0.00)	$(0.00)

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

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. Therefore, there was no impact recorded to beginning retained earnings or the statement of operations

The Company evaluated all other recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of September 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On November 6, 2015, Daniel Sullivan sent a wage claim demand to the Company. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. If litigation is commenced the Company will defend any claims by Mr. Sullivan.

Mile High Real Estate Group, an entity owned by Mr. Sullivan, sent correspondence to the Company stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate Group ever made the alleged loans. The Company will defend any claims of Mile High Real Estate Group.

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement requires the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of September 30, 2020 and December 31, 2019 there was no payable recorded.

During the nine months ended September 30, 2020 the Company recorded a gain of $4,500 for settlement of a vendor payable.

Finance leases

On April 25, 2018, the Company recorded finance lease obligation for a leased a vehicle for $38,388. The Company made a down payment of $7,500 and agreed to make 36 monthly payment of $1,015.78 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset.

On August 16, 2018, the Company recorded finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,265.30, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset.

On August 16, 2018, the Company recorded finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,265.30, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset.

On March 1, 2019, the Company recorded finance lease obligation for a leased a vehicle for $64,354. The Company made a down payment of $30,000 which included delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,129.76, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

Future minimum lease payments as of September 30, 2020:
2020	$28,316
2021	30,338
2022 and thereafter	2,260
Total minimum lease payments	$60,914

Operating Leases

On October 27, 2016 the Company sold its building located at 5765 Logan Street Denver, Colorado to an unrelated third party for $1,400,000. The Company repaid the mortgage on the building in the amount of $677,681. After the sale, the Company leased the building from the purchaser of the property. The lease is for an initial term of ten years, with the Company having the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of $10,000 per month which will increase 2% annually. The Company paid a $30,000 deposit at the inception of the lease

On May 29, 2018 the Company leased a building located at 4328 E. Magnolia Street, Phoenix, Arizona. The lease is for an initial term of one years, with the Company having the option to extend the term of the lease for additional four year periods. The lease requires rental payments of $3,880 per month which will increase 2% annually. The Company paid a $4,369 deposit at the inception of the lease.

On January 22, 2019 the Company leased a building located at 7490 Bridgewater Road, Huber Heights, Ohio the lease is for an initial term of 63 months. The lease requires rental payments of $3,200 per month and will increase to $3,400 between months 28 through 63. The Company paid a $3,200 deposit at the inception of the lease

The Company adopted ASC 842 and recorded right of use asset and operating lease liability of $1,082,241. The Company used 12% as incremental borrowing rate as is the average interest rate of the Company’s outstanding third party note. The lease agreement gives the Company the option to renew it for two additional 5 year terms but the Company did not consider it likely to exercise that option. Therefore, the Company did not include such amounts in its computations of the present value of remaining lease payment on the adoption date.

Supplemental balance sheet information related to leases is as follows:

September 30, 2020

Operating Leases	Classification	September 30, 2020
Right-of-use assets	Operating right of use assets	$773,975

Current lease liabilities	Current operating lease liabilities	120,151
Non-current lease liabilities	Long-term operating lease liabilities	698,228
Total lease liabilities		$818,379

Lease term and discount rate were as follows:

September 30, 2020
Weighted average remaining lease term (years)	4.50
Weighted average discount rate	12%

The following summarizes lease expenses for the nine months ended September 30, 2020:

Finance lease expenses:

Depreciation/amortization expense	$87,423
Interest on lease liabilities	77,746
Finance lease expense	$165,169

Supplemental disclosures of cash flow information related to leases were as follows:

September 30, 2020
Cash paid for operating lease liabilities	$82,076
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of September 30, 2020:

Operating Leases

2020	$54,775
2021	222,067
2022	227,253
2023	199,098
2024	155,531
2025	141,302
2026	107,558
Total	1,107,584
Less: Imputed interest	(289,205)
Present value of lease liabilities	$818,379

December 31, 2019

Operating Leases	Classification	December 31, 2019
Right-of-use assets	Operating right of use assets	$859,426

Current lease liabilities	Current operating lease liabilities	114,653
Non-current lease liabilities	Long-term operating lease liabilities	785,802
Total lease liabilities		$900,455

Lease term and discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (years)	5.26
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2019:

Finance lease expenses:

Depreciation/amortization expense	$189,290
Interest on lease liabilities	6,009
Finance lease expense	$195,299

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2019
Cash paid for operating lease liabilities	$155,549
Operating right of use assets obtained in exchange for operating lease liabilities	$1,082,241

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases

2020	$216,587
2021	222,067
2022	227,253
2023	199,098
2024	155,531
2025	141,302
2026	107,558
Total	1,269,396
Less: Imputed interest	(368,941)
Present value of lease liabilities	$900,455

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	September 30, 2020	December 31, 2019

Automotive vehicles	$398,614	$381,844
Furniture and equipment	85,435	85,435
Machinery and Equipment	135,706	135,706
Leasehold improvements	113,914	105,714
Fixed assets, total	733,669	708,699
Total : accumulated depreciation	(418,184)	(325,285)
Fixed assets, net	$315,485	$383,414

Depreciation expense for the three and nine months ended September 30, 2020 and 2019 were $32,359, $92,899, $33,400 and $97,882, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-related party. The loan was due and payable on April 6, 2015 and is now payable on demand with interest at 10% per annum. As of September 30, 2020 and December 31, 2019, the principal balance owed on this loan was $50,000 and $50,000, respectively. The note is currently past due.

During April 2015, the Company borrowed $25,000 from a non-related party. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of September 30, 2020 and December 31, 2019, the principal balance owed on this loan was $25,000 and $25,000, respectively. The note is currently past due.

On January 5, 2016, the Company borrowed $10,000 from a non-related party. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $10,000 and $10,000, respectively. The note is currently past due.

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the principle amount of $100,000. The note matures on November 1, 2019. The note is currently past due. During the nine months ended September 30, 2020 the Company repaid $40,000 of principle. As of September 30, 2020 the remaining balance on the note is $60,000.

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 217,882,455 shares of common stock resulting in a loss of $61,624. As of September 30, 2020 and December 31, 2019 the balance outstanding on the loan is $150,000.

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

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the year ended December 31, 2019 $23,223 of principle and interest were converted into 84,160,250 shares of common stock resulting in a loss of $32,858. During the year ended December 31, 2019 the Company recorded amortization expense of $9,863. On September 18, 2020 Crown Bridge Partners, LLC converted notes payable in the principal amount of $2,980 and $500 of fees into 29,000,000 shares of common stock. Conversions were made per the terms of agreement. As of September 30, 2020 and December 31, 2019 there was a balance remaining on the loan of $19,218.

During the nine months ended September 30, 2020, the Company recognized amortization expense of $8,710 of discount from derivative liabilities.

During the nine months ended September 30, 2019, the Company recognized amortization expense of $1,511 from deferred financing cost and amortization expense of $18,790 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of September 30, 2020 and December 31, 2019, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of September 30, 2020 and December 31, 2019, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of September 30, 2020 and December 31, 2019; the principal balance owed on this loan was $54,621 and $54,621, respectively.

During the year ended December 31, 2018 the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. During year ended December 31, 2019 the Company borrowed an additional $22,500 and repaid a total of $49,500. During the nine months ended September 30, 2020 the Company repaid $49,664 and borrowed an additional $24,000 from the same related party and reclassed $65,000 from accounts payable to a note payable. The Company recorded a loan of $10,665 on the transaction. As of September 30, 2020 and December 31, 2019, the principal balance owed on this loan was $77,001 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of and September 30, 2020 and December 31, 2019 the note is currently in default.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation, a related party, pursuant to which the Company borrowed $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at September 30, 20120 and December 31, 2019 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of September 30, 2020 and December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of September 30, 2020 and December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $75,000.

On September 3, 2019, the Company borrowed $21,000 from Hypur Inc., which is a related party. The loan is due and payable on December 3, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $21,000.

During the nine months ended September 30, 2020, the Company repaid Patrick Deparini $575.

Convertible notes payable to related parties

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of September 30, 2020 and December 31, 2019, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of September 30, 2020 and December 31, 2019 the note is currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of September 30, 2020 and December 31, 2019, the Company owed a total of $500,000 and $500,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of September 30, 2020 and December 31, 2019.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2020, Hyper has waived the default provision.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2020, Hyper has waived the default provision.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2020, Hyper has waived the default provision.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. As of September 30, 2020 and December 31, 2019 the note was currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 was $150,000. The conversion feature has been waved through October 15, 2019. As of September 30, 2020 and December 31, 2019, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the nine months ended September 30, 2019. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 is $130,000 and $130,000, respectively. On November 5, 2019 CGDK waived the default provision until April 13, 2020.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the nine months ended December 31, 2019. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 is $30,217 and $30,217, respectively. On November 5, 2019 CGDK waived the default provision until June 14, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending until June 14, 2021.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until July 2, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending until June 14, 2021.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at September 30, 2020 and December 31, 2019 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until August 6, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending until June 14, 2021.

On January 18, 2019, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The note was discounted for a derivative (see note 8 for details) and the discount of $167,079 is being amortized over the life of the note using the effective interest method resulting in $167,079 of interest expense for the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019 the note is currently in default.

On March 5, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. As of September 30, 2020 and December 31, 2019 the note is currently in default.

The carrying amount of the convertible note, net of the unamortized debt discount, at September 30, 2020 and December 31, 2019 is $1,830,217 and $1,821,507, respectively. Total unamortized debt discount at September 30, 2020 and December 31, 2019 was $0 and $8,710, respectively.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of December 31, 2019. The Company re-measured the fair value of derivative liabilities on September 30, 2020 and December 31, 2019. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2018	$727,332
Addition of new derivative as a derivative loss
Settlement of derivatives upon conversion	(292,611)
Debt discount from derivative liability	383,265
Loss on change in fair value of the derivative	352,074
Balance - December 31, 2019	$1,170,060
Settlement of derivatives upon conversion	(14,327)
Loss on change in fair value of the derivative	400,159
Balance – September 30, 2020	$1,555,892

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine Months ended September 30, 2020	Year ended December 31, 2019
Expected term	0.01 – 1.01 years	0.01 – 1.67 years
Expected average volatility	333.17% – 358.74%	24.93% – 270.08%
Expected dividend yield	-	-
Risk-free interest rate	0.10% – 0.12%	1.55% – 1.60%

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

All of the options granted by the Company have expired as of September 30, 2020.

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2020 and year ended December, 31 2019:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2018	24,011,738	$0.11
Granted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at December 31, 2019	24,011,738	$0.11
Granted	-	$-
Expired	(24,011,738)	$0.11
Cancelled	-	$-
Outstanding at September 30. 2020	-	$-
Options exercisable at December 31, 2019	24,011,738	$0.11
Options exercisable at September 30, 2020	-	$-

The following tables summarize information about stock options outstanding and exercisable at September 30, 2020 and December 31, 2019:

OPTIONS OUTSTANDING AND EXERCISABLE AT SEPTEMBER 30, 2020
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$-	-	-	$-	-	$-

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	.30	$0.11	24,011,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for nine months ended September 30, 2020 and 2019 was $0 and $0 respectively.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2020:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2019	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2020	10,000,000	$0.10
Warrants exercisable at December 31, 2019	10,000,000	$0.10
Warrants exercisable at September 30, 2020	10,000,000	$0.10

’

The following tables summarize information about warrants outstanding and exercisable at September 30, 2020 and December 31, 2019:

WARRANTS OUTSTANDING AND EXERCISABLE AT SEPTEMBER 30, 2020
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	.82	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	1.52	$0.10	10,000,000	$0.10

Note 12 – Subsequent events

On December 22, 2020 the Company received the following waivers from CGDK, LLC extending a note dated June 14, 2018 in the amount $31,217 until June 14, 2021, a note dated June 2, 2018 in the amount $150,000 until July 2, 2021 and a note dated August 6, 2018 in the amount $150,000 until August 6, 2021.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the nine months ended September 30, 2020 substantially all of our revenue was derived from transportation and currency processing services.

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

4

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2020 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increase in customers
Gross profit, as a % of revenue	I	Elimination of guards
Operating expenses	D	Reduction of staff and overhead
Interest expense	I	Interest om leases
Loss on change in fair value of derivative securities	D	Decrease in the price of our common stock

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2020 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increase in customers
Gross profit, as a % of revenue	I	Elimination of guards
Operating expenses	D	Reduction of staff and overhead
Interest expense	D	Reduction of debt
Loss on change in fair value of derivative securities	I	Increase in the price of our common stock

Capital Resources and Liquidity

Our material sources and <uses> of cash during the nine months ended September 30, 2020 and 2019 were:

	2020		2019

Cash provided (used) by operations	$382,152		$	<373,776	>
Purchase of fixed assets	<24,970	>		<86,602	>
Loan proceeds	24,000			633,817
Loan payments	<118,037	>		<169,883	>

As of February 15, 2021 we did not have any material capital commitments other than loan payments.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2021.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

●	any significant changes in our expected sources and uses of cash.

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

5

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the three or nine months ended September 30, 2020.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2020 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2019.

6

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

7

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

February 16, 2021	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive, Financial and
Accounting Officer

8