Form 10-K
period 2020-12-31
Blue Line Protection Group, Inc.
filed 2021-05-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

Registrant’s telephone number: (800) 844-5576

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
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $407,000.

As of May 14, 2021 the registrant had 848,357,428 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.

FORM 10-K

For the year ended December 31, 2020

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

On February 8, 2021, our directors approved a 100-for-1 reverse split of our common stock. The reverse stock split will become effective on a date determined by FINRA. As of the date of this filing the Company has not received FINRA approval.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the year ended December 31, 2020 approximately 47% of our revenue was derived from transportation and banking services. The remaining 53% of our revenue was derived from currency processing services 51%, and compliance 2%.

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

In February 2014, the Obama administration gave banks a road map for conducting transactions with cannabis sellers operating within state regulations so these companies can deposit cash, make payroll and pay taxes like a traditional business. The move was designed to let financial institutions serve such businesses while ensuring that they know their customers’ legitimacy and remain obligated to report possible criminal activity.

We have created a means for the banks to validate compliance with the federal mandate mentioned above. Currently only a security company could match the compliance requirements as only we can vertically integrate the source of funds through the Federally required 12 steps, summarized as from grow, to sale, (to those of approved age or license), to purchaser, to funds received, to where the funds were held, to vault, to third party validation, to tax, to profits, to access to the banking system etc. We are uniquely positioned, through a number of partnership and cooperation agreements, to provide banking solutions to our clients.

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

Training

Many of our security personnel have established military or police backgrounds. We ensure our employees are prepared to offer clients, their staff and customers a safe and secure environment. All members of our armored transportation team and security operators are required to undertake our mandatory, rigorous 40-hour introductory compliance and training curriculum created and supervised by veteran law enforcement officers.

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

Industry Background

The total market for marijuana, is estimated to exceed the economic value of corn and wheat combined. Marijuana is widely considered the largest cash crop in the United States. Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal cannabis industry, projected to reach as high as $37 billion in retail sales by 2024. Colorado, Arizona and Nevada combined are projected to have $3.75 billion in legal sales during the 2021 fiscal year.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. There are currently 36 states and the District of Columbia allowing its citizens to use Medical Marijuana. Additionally, 17 states and Washington D.C. have legalized cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the new Trump administration could change this policy and decide to enforce the federal laws strongly. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

Number of employees

As of May 13, 2021, we had approximately 37 full and part-time employees, some of which are former military or law enforcement professionals.

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

Year ended December 31, 2019	High	Low

First Quarter	$0.0030	$0.0012
Second Quarter	$0.0033	$0.0011
Third Quarter	$0.0013	$0.0005
Fourth Quarter	$0.0006	$0.0003

Year ended December 31, 2020	High	Low

First Quarter	$0.0012	$0.0002
Second Quarter	$0.0005	$0.0002
Third Quarter	$0.0013	$0.0003
Fourth Quarter	$0.0010	$0.0009

As of April 29, 2021 we had 848,357,428 outstanding shares of common stock held by approximately 217 shareholders of record. Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2020 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increased revenues from processing and transportation.

Cost of revenue	D	Decrease due to guard services being eliminated.

Operating expenses	D	Reduced payroll and operating expenses as Company streamlined operations

Gain on lease termination	I	Increase as lease terminated

Gain on settlement of accounts payable	I	Increase as accounts payable settled

Interest expense	D	Decrease in interim borrowings.

Loss on derivate securities	I	Additional convertible loans

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2020 and 2019 were:

	2020	2019
	$	$
Cash provided by <used in> operations	463,254	(336,051)
Purchase of property, plant and equipment	(39,470)	(86,602)
Loan payments	(248,147)	(181,913)
Loan proceeds	24,000	633,817

As of December 31, 2019 the Company had closed its Service-Guards segment.

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

We do not have any commitments or arrangements from any person to provide us with any equity capital. During the next 12 months, we anticipate that we will incur approximately $1,835,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2020 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2020 and 2019 the compensation paid by the Company to those years to its officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)		Option Awards (3)		All Other Compensation (4)	Total
Evan DeVoe,	2020	$134,000	$		$		—	$134,000
Chief Executive Officer(5)

Daniel Allen,	2020	$142,935	$		$			$142,935
Chief Executive Officer (5)	2019	$144,000		$—		$—	—	$144,000

Ricky G. Bennett	2019	$102,000		$—		$—	—	$102,000
VP of Operations and Compliance (6)

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)	All other compensation received that we could not properly report in any other column of the table including the dollar value of any insurance premiums we paid for life insurance for the benefit of the named executive officer.

(5)	Mr. Allen resigned as our Chief Financial and Accounting Officer on March 13, 2020. On March 13, 2020 Evan DeVoe became our new Chief Executive, Financial and Accounting Officer.

(6)	Ricky Bennett resigned from his position on September 6th, 2019.

Equity Compensation Plan

Up to 15,000,000 shares of common stock are reserved for issuance under our 2014-2015 Stock Incentive Plan (“the Plan”).

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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2020 and 2019 to our officers and directors pursuant to the Plan:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
None	-	-	-	-

Options Cancelled

Employee	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
None	-	-	-

Options Exercised

Name	Date of Exercise	Shares Acquired on Exercise	Value Realized
None	-	-	-

The following shows certain information as of December 31, 2020 concerning the stock options and stock bonuses granted pursuant to the Plan. Each option represents the right to purchase one share of common stock.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

2014-2015 Stock Incentive Plan	-	$-	7,300,000

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

The following table shows the beneficial ownership of the Company’s common stock as of May 13, 2021 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address of Owner	Shares Owned		Percent of Class
Evan DeVoe	-		*
Christopher Galvin	3,824,559	(1)	*
Daniel Allen	836,650		*
Doyle Knudson	3,558,559	(2)	*
All Directors and Officers as a group (4 persons)	8,219,768		*

(1)	Includes 3,588,559 shares owned by CGDK, LLC, a company in which Mr. Galvin owns a 50% interest.

(2)	Represents 3,588,559 shares owned by CGDK, LLC a company in which Mr. Knudson owns a 50% interest.

*	less than 1%.

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of December 31, 2020 and December 31, 2019, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of December 31, 2019 the note was currently in default.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $430,000. As of December 31, 2020 and December 31, 2019, the Company owed a total of $500,000 and $1,103,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2019

During October 2015, the Company borrowed $30,000 from an entity controlled by an officer of the Company. The loan is due and payable on demand and is non-interest bearing. During the year ended December 31, 2017, the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. As of December 31, 2020 the principal balance outstanding is $30,000.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $73,000 and $73,000, respectively. The holder of the note has agreed to extend the default date of the note to September 30, 2018. As of and December 31, 2020 and December 31, 2019 the note is currently in default.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation which is a related party pursuant to which the Company to borrow $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. On October 1, 2017, it was determined this note had derivative. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes were in default as of December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

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

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at June 30, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the year ended December 31, 2019. As of December 31, 2020 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the year ended December 31, 2019. As of December 31, 2020 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2019 and December 31, 2018 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the year ended nine December 31, 2019. As of December 31, 2020 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 was $75,000.

On September 3, 2019, the Company borrowed $21,000 from Hypur Inc., which is a related party. The loan is due and payable on December 3, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 was $21,000.

May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2019 and December 31, 2018 was $100,000 and $100,000, respectively. As of December 31, 2020 and December 31, 2019 the note is currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $150,000. The conversion feature has been waved through October 15, 2019. As of December 31, 2020 and December 31, 2019, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the nine months ended September 30, 2019. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 is $130,000 and $130,000, respectively. On November 5, 2019 CGDK waived the default provision until April 13, 2020.

On June 14, 2018, the Company issued a $30,217 promissory note to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the nine months ended December 31, 2019. The principal balance owed on this loan at December 31, 2020 and December 31, 2020 is $30,217 and $30,217, respectively. On November 5, 2019 CGDK waived the default provision until June 14, 2020.

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

The following table sets forth fees billed to us by our independent auditors for the years ended 2020 and 2019 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2020	2019

Audit fees – Malone Bailey	$-	$43,500
Audit- M&K CPA	$43,500	$19,000
Tax fees	—	—
All other fees	—	—
Total fees	$43,500	$62,500

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
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form 10-SB, previously filed with the SEC on November 28, 2007.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blue Line Protection Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations, has an accumulated deficit and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 8, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

May 13, 2021

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and equivalents	$244,750	$45,113
Accounts receivable	322,598	336,840
Prepaid expenses and deposits	32,216	11,980
Total current assets	599,564	393,933

Fixed assets:
Right to use assets	636,968	859,426
Machinery and equipment, net et, net of accumulated depreciation of $451,760 and $325,825, respectively	296,410	383,414
Security Deposit	32,158	32,158
Other assets	-
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	968,318	1,277,780

Total assets	1,567,882	1,671,713

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,160,962	$1,052,275
Financed lease liabilities	65,985	88,712
Notes payable	85,000	185,000
Notes payable - related parties	696,272	726,847
Convertible notes payable, net of unamortized discount	169,218	172,198
Convertible notes payable - related parties, net of unamortized discount	1,830,217	1,821,507
Current portion of operating lease obligation	107,242	114,653
Derivative liabilities	2,247,645	1,170,060
Total current liabilities	6,362,541	5,331,252

Long-term liabilities:
Financed lease liabilities - long term	1,820	-
Operating lease liability-long term	565,632	785,802
Total current liabilities	567,452	785,802

Total liabilities	6,929,993	6,117,054

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2020 and 2019	20,000	20,000
Common Stock, $0.001 par value, 1,400,000,000 shares authorized, 822,357,428 and 793,357,428 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	822,360	793,360
Common Stock, owed but not issued, 12,923 shares as of December 31, 2020 and 2019	13	13
Additional paid-in capital	7,217,335	7,228,528
Accumulated deficit	(13,421,819)	(12,487,242)
Total stockholders’ deficit	(5,362,111)	(4,445,341)

Total liabilities and stockholders’ deficit	$1,567,882	$1,671,713

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019

Revenue	$4,131,650	$4,126,059
Cost of revenue	(1,202,199)	(2,127,347)
Gross profit	2,929,451	1,998,712

Operating expenses:
General and administrative expenses	2,136,056	2,307,409
Total expenses	2,136,056	2,307,409

Operating Income (Loss)	793,395	(308,697)

Other income (expenses):
Loss on conversion	-	(107,541)
Gain on lease termination	8,800	-
Gain on settlement of accounts payable	4,500	-
Interest expense	(745,360)	(839,971)
Loss on derivative	(995,912)	(352,074)
Total other expenses	(1,727,972)	(1,299,586)

Net loss	$(934,577)	$(1,608,283)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding- Basic and Diluted	801,620,442	574,434,681

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019
Operating activities
Net loss	$(934,577)	$(1,608,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,474	130,831
Amortization of discounts on notes payable	104,710	419,323
Amortization of right to use	116,280	-
Loan fees	10,665	-
Common stock issued for services	-	222,815
Gain on lease termination	(8,800)	-
Noncash operating lease expense
Extension fees	-	75,000
Gain on settlement of accounts payable	(4,500)	-
Change in fair value of derivative liabilities	915,054	352,074
Excess derivative	80,858	17,079
Loss on conversion	-	107,541
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	14,242	(36,652)
(Increase) / decrease in deposits and prepaid expenses	(20,236)	9,851
Decrease in other assets	-	6,800
Increase in accounts payable and accrued liabilities	175,687	149,355
(Decrease) in lease obligations	(112,603)	(181,785)
Net cash provided by (used in) operating activities	463,254	(336,051)

Cash flows from investing activities
Purchase of fixed assets	(39,470)	(86,602)
Net cash used in investing activities	(39,470)	(86,602)

Financing activities
Proceeds from notes payable - related party	24,000	133,500
Proceeds from notes payable	-	200,317
Repayments of notes payable - related party	(227,240)	(64,500)
Repayments of convertible notes payable	-	(75,000)
Proceeds from convertible notes payable - related party	-	300,000
Payments on notes payable	(20,907)	(42,413)
Net cash provided by (used in) financing activities	(224,147)	451,904

Net increase in cash	199,637	29,251
Cash – beginning	45,113	15,862
Cash - ending	$244,750	$45,113

Supplemental disclosures of cash flow information:
Interest paid	$-	$60
Income taxes paid	$-	$-
Debt discount due to derivative liability	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$96,000	$354,093
Common stock issued for conversion of debt and interest	$3,480	$157,960
Derivative resolution	$14,327	$280,518
Fixed assets purchased with notes payable	$-	$34,354
Adoption of lease standard ASC 842	$-	$1,082,241
Termination of lease	$106,178	$-
Accounts payable converted to notes payable	$62,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2020

					Additional			Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2018	20,000,000	$20,000	368,468,701	$368,469	$7,107,400	$13	$(10,878,959)	$(3,383,077)

Derivative resolution	-	-	-	-	280,518	-	-	280,518

Common stock issued for conversion of debt and accrued interest	-	-	424,888,727	424,891	(159,390)	-	-	265,501

Net loss for the year ended December 31, 2019	-	-	-	-	-	-	(1,608,283)	(1,608,283)
Balance, December 31, 2019	20,000,000	$20,000	793,357,428	$793,360	$7,228,528	$13	$(12,487,242)	$(4,445,341)

Balance, December 31, 2019	20,000,000	$20,000	793,357,428	$793,360	$7,228,528	$13	$(12,487,242)	$(4,445,341)

Common stock issued for conversion of debt and accrued interest	-	-	29,000,000	29,000	(25,520)	-	-	3,480

Derivative resolution	-	-	-	-	14,327	-	-	14,327

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(934,577)	(934,577)
Balance, December 31, 2020	20,000,000	$20,000	822,357,428	$822,360	$7,217,335	$13	$(13,421,819)	$(5,362,111)

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the ended December 31, 2020 and 2019, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2020 and December 31, 2019.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2020 and December 31, 2019.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2020 and December 31, 2019. Depreciation expense for years ended December 31, 2020 and December 31, 2019 was $126.474 and $130,831 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2020 and December 31, 2019, the Company determined that none of its long-term assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had two major customers which generated 30%, (17% and13%) of total revenue in the year ended December 31, 2020.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2020 and December 31, 2019:

December 31, 2020

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$2,246,080	$-	$-	$2,246,080
Warrant derivative liabilities	$1,565	$-	$-	$1,565
Total	$2,247,645	$-	$-	$2,247,645

December 31, 2019

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,169,515	$-	$-	$1,169,515
Warrant derivative liabilities	$545	$-	$-	$545
Total	$1,170,060	$-	$-	$1,170,060

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

Year ended December 31,
Revenue Breakdown by Streams	2020	2019
Service: Guards	$-	$991,581
Service: Transportation	1,928,289	1,442,049
Service: Currency Processing	2,111,966	1,614,905
Service: Compliance	91,395	76,851
Other	-	673
Total	$4,131,650	$4,126,059

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

Basic and Diluted Earnings per share

Net loss per share is calculated in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the periods presented all common stock equivalents were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Commitments and contingencies

Contingencies

On November 6, 2015, Daniel Sullivan sent a wage claim demand to the Company. Mr. Sullivan purports to have had an Independent Contractor Agreement with the Company which provides he is entitled to certain compensation and to be reimbursed for Company expenses. The demand claims unpaid compensation in the amount of $8,055 and unreimbursed expenses in the amount of $154,409. The Company denies the agreement was ever signed. If litigation is commenced the Company will defend any claims by Mr. Sullivan. As of December 31, 2019 and 2020 the Company has accrued $34,346.

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

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2020 and December 31, 2019 there was no payable recorded.

During the year ended December 31 2020 the Company recorded a gain of $4,500 for settlement of a vendor payable.

Finance leases

On July 25, 2017, the Company recorded finance lease obligation for a leased a vehicle for $29,390. The Company agreed to make 48 monthly payment of $621.23 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset.

On April 25, 2018, the Company recorded finance lease obligation for a leased a vehicle for $38,388. The Company made a down payment of $7,500 and agreed to make 36 monthly payment of $976.71 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset.

On August 16, 2018, the Company recorded finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,165.10, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset.

On August 16, 2018, the Company recorded finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,165.10, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset.

On March 1, 2019, the Company recorded finance lease obligation for a leased a vehicle for $64,354. The Company made a down payment of $30,000 which included delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,129.76, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets.

Future minimum lease payments as of December 31, 2020:

2021	$65,985
2022 and thereafter	1,820
Total minimum lease payments	$67,805

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

On January 22, 2019 the Company leased a building located at 7490 Bridgewater Road, Huber Heights, Ohio the lease is for an initial term of 63 months. The lease requires rental payments of $3,200 per month and will increase to $3,400 between months 28 through 63. The Company paid a $3,200 deposit at the inception of the lease. During the year ended December 31, 2020 the Company terminated the lease agreement. The Company paid a $35,760 cancellation fee included in rent expense and recorded a gain of $8,800 on the termination of the lease.

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

Supplemental balance sheet information related to leases is as follows:

December 31, 2020

Operating Leases	Classification	December 31, 2020
Right-of-use assets	Operating right of use assets	$636,968
Total		$636,968
Current lease liabilities	Current operating lease liabilities	107,242
Non-current lease liabilities	Long-term operating lease liabilities	565,632
Total		$672,874

Lease term and discount rate were as follows:

December 31, 2020
Weighted average remaining lease term (years)	4.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2020:

Finance lease expenses:

Depreciation/amortization expense	$118,291
Interest on lease liabilities	101,934
Finance lease expense	$220,225

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2020
Cash paid for operating lease liabilities	$216,587
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2020:

Operating Leases

2021	$113,320
2022	131,284
2023	105,593
2024	98,931
2025	141,302
2026	107,558
Total	697,988
Less: Imputed interest	(25,114)
Present value of lease liabilities	$672,874

December 31, 2019

Operating Leases	Classification	December 31, 2019
Right-of-use assets	Operating right of use assets	$859,426
Total		$859,426

Current lease liabilities	Current operating lease liabilities	114,653
Non-current lease liabilities	Long-term operating lease liabilities	785,802
Total		$900,455

Lease term and discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (years)	5.26
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2019:

Finance lease expenses:

Depreciation/amortization expense	$189,290
Interest on lease liabilities	6,009
Finance lease expense	$195,299

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2019
Cash paid for operating lease liabilities	$155,549
Operating right of use assets obtained in exchange for operating lease liabilities	$1,082,241

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases

2020	$216,587
2021	222,067
2022	227,253
2023	199,098
2024	155,531
2025	141,302
2026	107,558
Total	1,269,396
Less: Imputed interest	(368,941)
Present value of lease liabilities	$900,455

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	December 31, 2020	December 31, 2019

Automotive vehicles	$398,614	$381,844
Furniture and equipment	85,435	85,435
Machinery and Equipment	135,706	135,706
Leasehold improvements	128,414	105,714
Fixed assets, total	748,169	708,699
Total : accumulated depreciation	(451,759)	(325,285)
Fixed assets, net	$296,410	$383,414

Depreciation expense for years ended December 31, 2020 and 2019 were $126,474 and $130,831, respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-related party. The loan was due and payable on April 6, 2015 and is now payable on demand with interest at 10% per annum. As of December 31, 2020 and December 31, 2019, the principal balance owed on this loan was $50,000 and $50,000, respectively. The due date was extended to January 1, 2022.

During April 2015, the Company borrowed $25,000 from a non-related party. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of December 31, 2020 and December 31, 2019, the principal balance owed on this loan was $25,000 and $25,000, respectively. The due date was extended to January 1, 2022.

On January 5, 2016, the Company borrowed $10,000 from a non-related party. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $10,000 and $10,000, respectively. The due date was extended to January 1, 2022.

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the principle amount of $100,000. The note matures on November 1, 2019. During the year ended December 31, 2020 the Company repaid $100,000 of principle. As of December 31, 2020 the remaining balance on the note is $0.

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 217,882,455 shares of common stock resulting in a loss of $61,624. As of December 31, 2020 and December 31, 2019 the balance outstanding on the loan is $150,000.

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

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the year ended December 31, 2019 $23,223 of principle and interest were converted into 84,160,250 shares of common stock resulting in a loss of $32,858. During the year ended December 31, 2019 the Company recorded amortization expense of $9,863. On September 18, 2020 Crown Bridge Partners, LLC converted notes payable in the principal amount of $2,980 and $500 of fees into 29,000,000 shares of common stock. Conversions were made per the terms of agreement. As of December 31, 2020 and December 31, 2019 there was a balance remaining on the loan of $19,218. The note is currently in default.

During the year ended December 31, 2020, the Company recognized amortization expense of $8,710 of discount from derivative liabilities.

During the year ended December 31, 2019, the Company recognized amortization expense of $419,323 from deferred financing cost and amortization expense of $18,790 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of December 31, 2020 and December 31, 2019, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due January 1, 20222 and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. As of December 31, 2020 and December 31, 2019, the principal balance owed on this loan was $30,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of December 31, 2020 and December 31, 2019; the principal balance owed on this loan was $54,621 and $54,621, respectively.

On March 5, 2015, the Company borrowed $20,000 from MKM Capital Advisor, which is a related party. The loan is payable on demand and bears interest at 0% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $20,000. As of December 31, 2020 and December 31, 2019 the Note is currently in default.

During the year ended December 31, 2018 the Company repaid $121,500 and borrowed an additional $184,500 from the same related party. During year ended December 31, 2019 the Company borrowed an additional $22,500 and repaid a total of $126,501. During the year ended December 31, 2020 the Company repaid $126,665 and borrowed an additional $24,000 from the same related party and reclassed $62,000 from accounts payable to a note payable. The Company recorded a loan of $10,665 on the transaction. As of December 31, 2020 and December 31, 2019, the principal balance owed on this loan was $0 and $30,000, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The holder of the note has agreed to extend the default date of the note to January 1, 2022.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation, a related party, pursuant to which the Company borrowed $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. The principal balance owed on this loan at December 31, 2012 and December 31, 2019 was $52,000 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of December 31, 2020 and December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of December 31, 2020 and December 31, 2019, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $75,000. As of December 31, 2020 the Note is currently in default.

On September 3, 2019, the Company borrowed $21,000 from Hypur Inc., which is a related party. The loan is due and payable on December 3, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $21,000. As of December 31, 2020 the Note is currently in default.

During the year ended December 31, 2020, the Company repaid Patrick Deparini $575.

Convertible notes payable to related parties

On November 13, 2015, the Company borrowed $25,000 from Hypur Inc., which is a related party. The loan is due and payable on November 12, 2015 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $25,000. As of December 31, 2020 and December 31, 2019 the note is currently in default.

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. As of December 31, 2020 and December 31, 2019, the Company owed a total of $45,000 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to January 1, 2022.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of December 31, 2020 and December 31, 2019, the Company owed a total of $475,000 and $475,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of December 31, 2020 and December 31, 2019.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan December 31, 2020 and December 31, 2019 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $100,000 and $100,000, respectively. As of December 31, 2020 and December 31, 2019 the note was currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 was $150,000. The conversion feature has been waved through October 15, 2019. As of December 31, 2020 and December 31, 2019, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 is $130,000 and $130,000, respectively. On November 5, 2019 CGDK waived the default provision until January 1, 2022.

On June 14, 2018, the Company issued a $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 is $30,217 and $30,217, respectively. On November 5, 2019 CGDK waived the default provision until June 14, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending until June 14, 2021.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until July 2, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending until June 14, 2021.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at December 31, 2020 and December 31, 2019 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until August 6, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending until June 14, 2021.

On January 18, 2019, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The note was discounted for a derivative (see note 8 for details) and the discount of $167,079 is being amortized over the life of the note using the effective interest method resulting in $167,079 of interest expense for the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019 the note is currently in default.

On March 5, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.0002 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. As of December 31, 2020 and December 31, 2019 the note is currently in default.

The carrying amount of the convertible note, net of the unamortized debt discount, at December 31, 2020 and December 31, 2019 is $1,830,217 and $1,821,507, respectively. Total unamortized debt discount at December 31, 2020 and December 31, 2019 was $0 and $8,710, respectively.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of December 31, 2019. The Company re-measured the fair value of derivative liabilities on December 31, 2020 and December 31, 2019. See Note 8.

NOTE 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2018	$727,332
Addition of new derivative as a derivative loss
Settlement of derivatives upon conversion	(292,611)
Debt discount from derivative liability	383,265
Loss on change in fair value of the derivative	352,074
Balance - December 31, 2019	$1,170,060
Settlement of derivatives upon conversion	(14,327)
Debt discount from derivative liability	176,858
Loss on change in fair value of the derivative	915,054
Balance – December 31, 2020	$2,247,645

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31, 2020	Year ended December 31, 2019
Expected term	0.08 – 1.01 years	0.01 – 1.67 years
Expected average volatility	291.56% – 378.27%	24.93% – 270.08%
Expected dividend yield	-	-
Risk-free interest rate	0.08% – 0.15%	1.55% – 1.60%

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

On September 18, 2020 Crown Bridge Partners, LLC converted notes payable in the principal amount of $2,980 and $500 of fees into 29,000,000 shares of common stock. No gain or loss was recorded as the conversion was made within the terms of the agreement.

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

All of the options granted by the Company expired as of December 31, 2020.

The following is a summary of the Company’s stock option activity for the year ended December 31, 2020 and the year ended December, 31 2019:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2018	24,011,738	$0.11
Granted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at December 31, 2019	24,011,738	$0.11
Granted	-	$-
Expired	(24,011,738)	$0.11
Cancelled	-	$-
Outstanding at December 31. 2020	-	$-
Options exercisable at December 31, 2019	24,011,738	$0.11
Options exercisable at December 31, 2020	-	$-

The following tables summarize information about stock options outstanding and exercisable at December 31, 2020 and December 31, 2019:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2020
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$-	-	-	$-	-	$-

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.034 – 1.00	24,011,738	.30	$0.11	24,011,738	$0.11

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for year ended December 31, 2020 and 2019 was $0 and $0 respectively.

Warrants

The following is a summary of the Company’s warrant activity for the year ended December 31, 2020:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2019	10,000,000	$0.10
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2020	10,000,000	$0.10
Warrants exercisable at December 31, 2019	10,000,000	$0.10
Warrants exercisable at December 31, 2020	10,000,000	$0.10

‘

The following tables summarize information about warrants outstanding and exercisable at December 31, 2020 and December 31, 2019:

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2020
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	.52	$0.10	10,000,000	$0.10

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2019
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	10,000,000	1.52	$0.10	10,000,000	$0.10

Note 11 – Income taxes

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

For the years ended December 31, 2020 and 2019, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2020 and 2019, the Company had approximately $9,585,469 and $7,889,253 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$1,641,647	$1,656,743
Valuation allowance	(1,641,647)	(1,656,743)
Total deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $1,641,647 and $1,656,743 against its net deferred taxes is necessary as of December 31, 2020 and December 31, 2019, respectively. The change in valuation allowance for the years ended December 31, 2020 and 2019 is $15,096 and $337,740 respectively.

At December 31, 2020 and December 31, 2019, the Company had $7,817,366 and $7,884,253, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2020	2019

Federal statutory taxes	(21.00)%	(21.00)%
Change in tax rate estimate	—	—
Change in valuation allowance	21.00%	21.00%
	—%	—%

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $1,641,647 and $1,656,743 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2020 and 2019 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2020	2019
Federal statutory tax Reconciliation rate	(21.0)%	(21.0)%
Permanent difference and other	21.0%	21.0%

Note 12 – Subsequent events

On September 18, 2020 Crown Bridge Partners, LLC converted notes payable in the principal amount of $9,510 and $1,000 of fees into 26,000,000 shares of common stock.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

May 14, 2021	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Evan DeVoe	Principal Executive, Financial and	May 14, 2021
Evan DeVoe	Accounting Officer and a Director

/s/ Christopher Galvin	Director	May 14, 2021
Christopher Galvin

/s/ Daniel Allen	Director	May 14, 2021
Daniel Allen

/s/ Doyle Knudson	Director	May 14, 2021
Doyle Knudson

