Form 10-K/A
period 2020-12-31
Blue Line Protection Group, Inc.
filed 2021-08-13
CIK 1416697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2020

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the Transition Period from __________ to _______

Commission File Number: 000-52942

                        BLUE LINE PROTECTION GROUP, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                20-5543728
-------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. employer identification
    incorporation or organization)                     number)

           5765 Logan Street
              Denver, CO                                80216
-------------------------------------------------------------------------------
    (Address of principal executive                   (Zip code)
               offices)

Registrant's telephone number: (800) 844-5576

Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class     Trading Symbol     Name of each exchange on which
                                                       registered
----------------------  ------------------  -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]            Accelerated filer         [ ]
 Non-accelerated filer  [X]            Smaller reporting company [X]
                                       Emerging growth company   [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $407,000.

As of May 14, 2021 the registrant had 848,357,428 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

The purpose of this amendment is to amend Item 13 of the 10-K report for the year ended December 31, 2020.

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

During the years ended December 31, 2019 and 2020 the Company paid UBIX Global, Inc., a related party, $16,000 and $127,500 respectively for consulting services provided by UBIX. Christopher Galvin, a director of the Company, is a controlling person of UBIX.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number     Name and/or Identification of Exhibit
---------  --------------------------------------------------------------------

    3      Articles of Incorporation & By-Laws
           (a) Articles of Incorporation (1)
           (b) By-Laws (1)

   31      Rule 13a-14(a)/15d-14(a) Certifications

   32 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)Incorporated by reference to the Registration Statement on Form 10-SB, previously filed with the SEC on November 28, 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       BLUE LINE PROTECTION GROUP, INC.

August 12, 2021                        By: /s/ Evan DeVoe
                                          -------------------------------------
                                          Evan DeVoe, Principal Executive
                                          Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

        Signature                        Title                     Date
-------------------------- ----------------------------------------------------

/s/ Evan DeVoe             Principal Executive, Financial     August 12, 2021
-------------------------- and Accounting Officer and
Evan DeVoe                 a Director

                                                              August __, 2021
-------------------------- Director
Christopher Galvin

/s/ Daniel Allen           Director                           August 12, 2021
--------------------------
Daniel Allen

/s/ Doyle Knudson          Director                           August 12, 2021
--------------------------
Doyle Knudson