Form 10-Q
period 2021-09-30
Blue Line Protection Group, Inc.
filed 2021-10-28
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the registrant had 8,485,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$453,483	$244,750
Accounts receivable	359,389	322,598
Prepaid expenses and deposits	31,997	32,216
Total current assets	844,869	599,564

Fixed assets:
Right to use assets	557,738	636,968
Machinery and equipment, net et, net of accumulated depreciation of $549,648 and $451,760, respectively	321,256	296,410
Security Deposit	28,958	32,158
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	910,734	968,318

Total assets	1,755,603	1,567,882

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,217,651	$1,160,962
Financed lease liabilities	26,218	65,985
Notes payable	50,000	85,000
Notes payable - related parties	614,272	696,272
Convertible notes payable, net of unamortized discount	-	169,218
Convertible notes payable - related parties, net of unamortized discount	1,805,217	1,830,217
Current portion of operating lease obligation	120,547	107,242
Derivative liabilities	1,943,709	2,247,645
Total current liabilities	5,777,614	6,362,541

Long-term liabilities:
Financed lease liabilities - long term	31,624	1,820
Operating lease liability-long term	473,759	565,632
Total current liabilities	505,383	567,452

Total liabilities	6,282,997	6,929,993

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2019, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,485,144 and 8,223,574 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8,484	8,224
Common Stock, owed but not issued, 129 shares and 129 shares as of September 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	8,444,504	8,031,471
Accumulated deficit	(13,000,395)	(13,421,819)
Total stockholders’ deficit	(4,527,394)	(5,362,111)

Total liabilities and stockholders’ deficit	$1,755,603	$1,567,882

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$1,161,430	$1,087,997	$3,580,432	$3,087,004
Cost of revenue	(316,940)	(286,120)	(958,650)	(908,918)
Gross profit	844,490	801,877	2,621,782	2,178,086

Operating expenses:
General and administrative expenses	510,744	524,671	1,583,273	1,613,748
Total expenses	510,744	524,671	1,583,273	1,613,748

Operating Income	333,746	277,206	1,038,509	564,338

Other income (expenses):

Gain on settlement of accounts payable	-	-	-	4,500
Interest expense	(92,009)	(110,722)	(517,738)	(326,386)
Income / (Loss) on derivative	(683,432)	(135,389)	(99,347)	(400,159)
Total other expenses	(775,441)	(246,111)	(617,085)	(722,045)

Net Income / (loss)	$(441,695)	$31,095	$421,424	$(157,707)

Net Income / (loss) per common share: Basic	$(0.05)	$0.00	$0.05	$(0.02)
Net Income / (loss) per common share: Diluted	$(0.05)	$0.00	$0.03	$(0.02)

Weighted average number of
common shares outstanding- Basic	8,485,145	7,957,548	8,446,995	7,941,624
common shares outstanding- Diluted	8,485,145	47,461,137	12,296,538	7,941,624

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2021	2020
Operating activities
Net income (loss)	$421,424	$(157,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,889	92,899
Amortization of discounts on notes payable	-	8,710
Amortization of right to use	79,230	85,451
Loan fees	-	10,665
Gain on settlement of accounts payable	-	(4,500)
Noncash operating lease expense
Change in fair value of derivative liabilities	99,347	400,159
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(36,791)	(4,160)
(Increase) / decrease in deposits and prepaid expenses	3,419	-
Increase (decrease) in accounts payable and accrued liabilities	57,189	32,711
Increase (decrease) in lease obligations	(78,568)	(82,076)
Net cash provided by operating activities	643,139	382,152

Cash flows from investing activities
Purchase of fixed assets	(66,000)	(24,970)
Net cash provided by/(used in) investing activities	(66,000)	(24,970)

Financing activities
Proceeds from notes payable	-	24,000
Repayments on convertible notes payable - related party	(122,000)	-
Repayments on convertible notes payable	(159,708)	-
Repayments from notes payable - related party	(20,000)	(90,239)
Payments on notes payable	(66,698)	(27,798)
Net cash used in financing activities	(368,406)	(94,037)

Net increase in cash	208,733	263,145
Cash - beginning	244,750	45,113
Cash - ending	$453,483	$308,258

Supplemental disclosures of cash flow information:
Interest paid	$400,256	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Capitalized leased fixed assets	$56,735	$-
Common stock issued for conversion of debt and interest	$10,010	$3,480
Derivative resolution	$403,283	$14,327
Accounts payable converted to notes payable - related party	$-	$62,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2019	20,000,000	$20,000	7,933,574	$7,934	$8,013,954	$13	$(12,487,242)	$(4,445,341)

Common stock issued for conversion of debt and accrued interest	-	-	290,000	290	3,190	-	-	3,480

Derivative resolution	-	-	-	-	14,327	-	-	14,327

Net loss	-	-	-	-	-	-	(157,707)	(157,707)
Balance, September 30, 2020	20,000,000	$20,000	8,223,574	$8,224	$8,031,471	$13	$(12,644,949)	$(4,585,241)

Balance, December 31, 2020	20,000,000	$20,000	8,223,574	$8,224	$8,031,471	$13	$(13,421,819)	$(5,362,111)

Common stock issued for conversion of debt and fees	-	-	260,000	260	9,750	-	-	10,010

Rounding shares issued from reverse stock split	-	-	1,570	-	-	-	-	-

Derivative resolution	-	-	-	-	403,283	-	-	403,283

Net income	-	-	-	-	-	-	421,424	421,424
Balance, September 30, 2021	20,000,000	$20,000	8,485,144	$8,484	$8,444,504	$13	$(13,000,395)	$(4,527,394)

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

Principles of consolidation

For the three and nine months ended September 30, 2021 and 2020, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at September 30, 2021 and December 31, 2020.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as September 30, 2021 and December 31, 2020. Depreciation expense for the three and nine months ended September 30, 2021 and September 30, 2020 were $37,828, $97,889, $32,359 and $92,899 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of September 30, 2021 and December 31, 2020, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 21%, of total revenue in the nine months ended September 30, 2021.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

September 30, 2021

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,943,709	$-	$-	$1,943,709
Warrant derivative liabilities	$-	$-	$-	$-
Total	$1,943,709	$-	$-	$1,943,709

December 31, 2020

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$2,246,080	$-	$-	$2,246,080
Warrant derivative liabilities	$1,565	$-	$-	$1,565
Total	$2,247,645	$-	$-	$2,247,645

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

Three months ended September 30,
Revenue Breakdown by Streams	2021	2020
Service: Transportation	$452,155	$430,357
Service: Currency Processing	690,512	624,373
Service: Compliance	18,763	33,261
Total	$1,161,430	$1,087,997

Nine months ended September 30,
Revenue Breakdown by Streams	2021	2020
Service: Transportation	$1,381,231	$1,381,449
Service: Currency Processing	2,162,424	1,657,344
Service: Compliance	36,777	48,211
Total	$3,580,432	$3,087,004

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three and nine months September 30, 2021 and 2020.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three and nine months September 30, 2021 and 2020.

	Three months ended September 30, 2021	Three months ended September 30, 2020	Six Months ended June 30, 2021	Nine Months ended September 30, 2020

Numerator:
Net income (loss)	$(441,695)	$31,095	$421,424	$(157,707)

Denominator:
Weighted-average shares of common stock	8,485,145	7,957,548	8,446,995	7,941,624
Dilutive effect of warrants	-	100,000	-	-
Dilutive effect of convertible instruments	-	39,403,589	3,489,543	-
Diluted weighted-average of common stock	8,485,145	47,461,137	12,296,538	7,941,624

Net loss per common share from:
Basic	$(0.05)	$0.00	$0.05	$(0.02)
Diluted	$(0.05)	$0.00	$0.03	$(0.02)

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of September 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of September 30, 2021 and December 31, 2020 there was no payable recorded.

During the nine months ended September 30, 2021 the Company recorded a gain of $4,500 for settlement of a vendor payable.

Finance leases

On July 25, 2017, the Company recorded a finance lease obligation for a leased a vehicle for $29,390. The Company agreed to make 48 monthly payment of $621.23 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of September 30, 2021 the lease had been fully paid.

On April 25, 2018, the Company recorded a finance lease obligation for a leased a vehicle for $38,388. The Company made a down payment of $7,500 and agreed to make 36 monthly payment of $976.71 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of September 30, 2021 the lease had been fully paid.

On August 16, 2018, the Company recorded a finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,165.10, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of September 30, 2021 the lease had been fully paid.

On August 16, 2018, the Company recorded a finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,165.10, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of September 30, 2021 the lease had been fully paid.

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

On June 2, 2021, the Company recorded finance lease obligation for a leased a vehicle for $56,733. The Company made a down payment of $3,510 which included delivery fees, taxes and its first month payment and agreed to make 24 monthly payments of $2,765.19, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

Future minimum lease payments as of September 30, 2021:

2021	$29,667
2022 and thereafter	28,165
Total minimum lease payments	$57,842

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

Supplemental balance sheet information related to leases is as follows:

September 30, 2021

Operating Leases	Classification	September 30, 2021
Right-of-use assets	Operating right of use assets	$557,738
Total		$557,738
Current lease liabilities	Current operating lease liabilities	120,547
Non-current lease liabilities	Long-term operating lease liabilities	473,759
Total		$594,306

Lease term and discount rate were as follows:

September 30, 2021
Weighted average remaining lease term (years)	3.75
Weighted average discount rate	12%

The following summarizes lease expenses for the nine months ended September 30, 2021:

Finance lease expenses:

Depreciation/amortization expense	$90,092
Interest on lease liabilities	57,481
Finance lease expense	$147,573

Supplemental disclosures of cash flow information related to leases were as follows:

September 30, 2021
Cash paid for operating lease liabilities	$79,230
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of September 30, 2021:

Operating Leases

2021	$28,401
2022	131,284
2023	105,593
2024	98,931
2025	141,302
2026	107,558
Total	613,069
Less: Imputed interest	(18,763)
Present value of lease liabilities	$594,306

December 31, 2020

Operating Leases	Classification	December 31, 2020
Right-of-use assets	Operating right of use assets	$636,968
Total		$636,968
Current lease liabilities	Current operating lease liabilities	107,242
Non-current lease liabilities	Long-term operating lease liabilities	565,632
Total		$672,874

Lease term and discount rate were as follows:

December 31, 2020
Weighted average remaining lease term (years)	4.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2020:

Finance lease expenses:

Depreciation/amortization expense	$118,291
Interest on lease liabilities	101,934
Finance lease expense	$220,225

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2020
Cash paid for operating lease liabilities	$216,587
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2020:

Operating Leases

2021	$113,320
2022	131,284
2023	105,593
2024	98,931
2025	141,302
2026	107,558
Total	697,988
Less: Imputed interest	(25,114)
Present value of lease liabilities	$672,874

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	September 30, 2021	December 31, 2020

Automotive vehicles	$485,701	$398,614
Furniture and equipment	108,265	85,435
Machinery and Equipment	135,706	135,706
Leasehold improvements	141,232	128,414
Fixed assets, total	870,904	748,169
Total : accumulated depreciation	(549,648)	(451,759)
Fixed assets, net	$321,256	$296,410

Depreciation expense for the three and nine months ended September 30, 2021 and September 30, 2020 were $37,828, $97,889, $32,359 and $92,899 respectively.

Note 6 – Notes payable

Notes payable to non-related parties

During February 2015, the Company borrowed $50,000 from a non-related party. The loan was due and payable on April 6, 2015 and is now payable on demand with interest at 10% per annum. As of September 30, 2021 and December 31, 2020, the principal balance owed on this loan was $50,000 and $50,000, respectively. The due date was extended to January 1, 2022.

During April 2015, the Company borrowed $25,000 from a non-related party. The loan is due and payable May 1, 2015 with interest at 6% per year and has a 5% per month penalty upon default. As of September 30, 2021 and December 31, 2020, the principal balance owed on this loan was $25,000 and $25,000, respectively. The due date was extended to January 1, 2022.

On January 5, 2016, the Company borrowed $10,000 from a non-related party. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. During the nine months ended September 30, 2021 the Company repaid $10,000. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $0 and $10,000, respectively. The due date was extended to January 1, 2022.

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the principle amount of $100,000. The note matures on November 1, 2019. During the year ended December 31, 2020 the Company repaid $100,000 of principle. As of December 31, 2020 the remaining balance on the note is $0.

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of September 30, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the borrower and agreed to pay them discuss additional amount bounded to interest expense for the settlement $400,000. The First payment of $200,000 was due upon signing and Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was record as interest during the nine months ended September 30, 2021. As of September 30, 2021 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the year ended December 31, 2019 $23,223 of principle and interest were converted into 841,602 shares of common stock resulting in a loss of $32,858. During the year ended December 31, 2019 the Company recorded amortization expense of $9,863. On September 18, 2020 Crown Bridge Partners, LLC converted notes payable in the principal amount of $2,980 and $500 of fees into 29,000,000 shares of common stock. No gain or loss was recorded and conversions were made per the terms of agreement. On February 28, 2021 Crown Bridge Partners, LLC converted notes payable in the principal amount of $9,510 and $500 of fees into 26,000,000 shares of common stock. During the nine months ended September 30, 2021 the Company repaid the remaining principle balance of $9,708. As of September 30, 2021 and December 31, 2020 there was a balance remaining on the loan of $0 and $19,218, respectively.

During the nine months ended September 30, 2021 and 2020, the Company recognized amortization expense of $0 and $8,710 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by an officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of September 30, 2021 and December 31, 2020, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due January 1, 2022 and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. During the nine months ended September 30, 2021 the Company repaid $10,000 of principle. As of September 30, 2021 and December 31, 2020, the principal balance owed on this loan was $20,000 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of September 30, 2021 and December 31, 2020; the principal balance owed on this loan was $54,621 and $54,621, respectively.

On July 7, 2016, the Company borrowed $73,000 from a related party. The loan was due and payable on July 7, 2017 and bore interest at 5% per annum. The holder of the note has agreed to extend the default date of the note to January 1, 2022.

On August 8, 2016, the Company entered into a promissory note with Hypur Inc., a Nevada Corporation, a related party, pursuant to which the Company borrowed $52,000. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower The loan was due and payable on August 10, 2017 and bore interest at 18% per annum. During the nine months ended September 30, 2021 the Company repaid $52,000, The principle balance owed on this loan at June 30, 2021 and December 31, 2020 was $0 and $52,000, respectively. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount.

On September 20, 2016, the Company borrowed $47,500 from Hypur Inc., which is a related party. The loan is due and payable on December 20, 2016 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $47,500 and $47,500, respectively. The loan is currently past due and in default. The Note is currently in default at bears a default rate of interest of 24% per annum as part of the default terms of this note. Upon default, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. The notes are in default as of September 30, 2021 and December 31, 2020, but the holder has agreed to waive the 150% redemption price default term.

On October 29, 2018, the Company borrowed $100,000 from Hypur Inc., which is a related party. The loan is due and payable on January 28, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $100,000 and $100,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $89,350 is being amortized over the life of the note using the effective interest method resulting in $89,350 of interest expense for the year ended December 31, 2019. As of September 30, 2021 and December 31, 2020 the note is currently in default.

On November 21, 2018, the Company borrowed $70,000 from Hypur Inc., which is a related party. The loan is due and payable on February 19, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $70,000 and $70,000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $55,830 is being amortized over the life of the note using the effective interest method resulting in $55,830 of interest expense for the year ended December 31, 2019. As of September 30, 2021 and December 31, 2020 the note is currently in default.

On November 26, 2018, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on February 24, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $75,000 and $75.000, respectively. The note was discounted for a derivative (see note 8 for details) and the discount of $58,913 is being amortized over the life of the note using the effective interest method resulting in $58,913 of interest expense for the year ended December 31, 2019. As of September 30, 2021 and December 31, 2020 the Note is currently in default.

On May 10, 2019, the Company borrowed $75,000 from Hypur Inc., which is a related party. The loan is due and payable on May 12, 2020 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $75,000. As of September 30, 2021 and December 31, 2020 the Note is currently in default.

On September 3, 2019, the Company borrowed $21,000 from Hypur Inc., which is a related party. The loan is due and payable on December 3, 2019 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $21,000. As of September 30, 2021 and December 31, 2020 the Note is currently in default.

During the year ended December 31, 2020, the Company repaid Patrick Deparini $575.

Convertible notes payable to related parties

On November 13, 2015, the Company borrowed $25,000 from Hypur Inc., which is a related party. The loan is due and payable on November 12, 2015 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. During the nine months ended September 30, 2021 the Company repaid $25,000. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $0 and $25,000, respectively.

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal $25K repayment is for OMB to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. During the nine months ended September 30, 2021 the Company repaid $45,000 of principal and $6,767 of accrued interest. As of September 30, 2021 and December 31, 2020, the Company owed a total of $0 and $45,000, respectively. The holder of the note has agreed to extend the default date of the note to January 1, 2022.

In July 2015, the Company entered into an arrangement with a related party, whereby the Company could borrow up to $500,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $0.025. Upon the occurrence and during the continuation of an event of default, the holder may require the Company to redeem all or any portion of this Note in cash at a price equal to 150% of the principal amount. During the year ended December 31, 2017, the Company borrowed an additional $110,000. As of September 30, 2021 and December 31, 2020, the Company owed a total of $475,000 and $475,000, respectively. Since the debt holder has not elect the right to require the Company to redeem the note at a price equal to 150% of the principal amount, the terms stated prior to maturity are still in effect. The holder has waived the default term and the note is not considered to be in default as of September 30, 2021 and December 31, 2020.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2021 and December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2021 and December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan September 30, 2021 and December 31, 2020 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2021 and December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On May 26, 2017, the Company borrowed $100,000 from CGDK, a related party. The loan is due 360 days from May 26, 2017 and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.025 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $100,000 and $100,000, respectively. As of September 30, 2021 and December 31, 2020 the note was currently in default.

On July 13, 2017, the Company borrowed $150,000 from CGDK, a related party. The loan is due 360 days from July 13, 2017, and bears interest at 5% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 was $150,000. The conversion feature has been waved through October 15, 2019. As of September 30, 2021 and December 31, 2020, the note is currently in default.

On April 13, 2018, the Company borrowed $130,000 from CGDK, a related party. The loan is due 360 days from April 13, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a discount of $101,272 due to derivative. The Company amortized $72,694 in debt discounts during the year ended December 31, 2018. The Company amortized $27,560 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 is $130,000 and $130,000, respectively. On November 5, 2019 CGDK waived the default provision until January 1, 2022.

On June 14, 2018, the Company issued a note payable in the amount of $30,217 to CGDK, a related party, for previous expenses paid on behalf of the Company. The loan is due 360 days from June 18, 2018, bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.25 per share during any ten-day period. The Company recorded a debt discount of $10,292 due to derivative. During the year ended December 31, 2018 the Company amortized $5,639 of the discount. The Company amortized $3,697 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 is $30,217 and $30,217, respectively. On November 5, 2019 CGDK waived the default provision until June 14, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending the maturity of the note to June 14, 2021.

On July 2, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $19,779 due to derivative. During the year ended December 31, 2018 the Company amortized $9,862 of the discount. The Company amortized $7,390 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at September 30, 2021 and December 31, 2019 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until July 2, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending the maturity of the loan to June 14, 2021.

On August 6, 2018, the Company borrowed $150,000 from CGDK, a related party. The loan is due July 2, 2019 and bears interest at 12% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.10 per share during any ten-day period or the trading volume of the Company’s common stock during these ten trading days was at least 2,500,000 shares. The Company recorded a debt discount of $20,095 due to derivative. During the year ended December 31, 2018 the Company amortized $8,093 of the discount. The Company amortized $7,793 in debt discounts during the year ended December 31, 2019. The principal balance owed on this loan at September 30, 2021 and December 31, 2020 is $150,000 and $150,000, respectively. On November 5, 2019 CGDK waived the default provision until August 6, 2020. On December 22, 2020 the Company received a waiver from CGDL, LLC extending the maturity of the loan to June 14, 2021.

On January 18, 2019, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $250,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.02 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. The note was discounted for a derivative (see note 8 for details) and the discount of $167,079 is being amortized over the life of the note using the effective interest method resulting in $167,079 of interest expense for the year ended December 31, 2019. As of September 30, 2021 and December 31, 2020 the note is currently in default.

On March 5, 2019, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $50,000. The loan was due 10 days from the date of issuance and bears interest at 18% per annum. The note is convertible into common stock at a price at the lower of $.02 per share or 60% of the closing price of the common stock prior to conversion. Upon default, the note bears a default rate of interest of 24% per annum. As of September 30, 2021 and December 31, 2020 the note is currently in default.

On October 1, 2017, these notes were tainted by the variable conversion price notes and remained tainted as of December 31, 2019. The Company re-measured the fair value of derivative liabilities on September 30, 2021 and December 31, 2020. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2019	$1,170,060
Addition of new derivative as a derivative loss
Settlement of derivatives upon conversion	(14,327)
Debt discount from derivative liability	176,858
Loss on change in fair value of the derivative	915,054
Balance - December 31, 2020	$2,247,645
Settlement of derivatives upon conversion	(403,283)
Loss on change in fair value of the derivative	99,347
Balance – September 30, 2021	$1,943,709

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine Months ended September 30, 2021	Year ended December 31, 2020
Expected term	0.25 – 1.09 years	0.08 – 1.01 years
Expected average volatility	177.76% – 307.33%	291.56% – 378.27%
Expected dividend yield	-	-
Risk-free interest rate	0.40% – 0.90%	0.08% – 0.15%

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

On July 6, 2021, the Company effected a reverse stock split and a pro-rata decrease in its authorized common stock on a basis of 1-for-100, the authorized capital of the Company concurrently decreased to 14,000,000 shares of common stock. All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the forward stock split. The Company issued a total of 1,570 shares of common stock due to rounding on the reverse stock split.

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

No stock options were granted during the nine months ended September 30, 2021.

The following tables summarize information about stock options outstanding and exercisable at September 30, 2021 and December 31, 2020:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2020
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$-	-	-	$-	-	$-

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for nine months ended September 30, 2021 and 2020 was $0 and $0 respectively.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2021:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2020	100,000	$1.00
Granted	-	$-
Expired	(100,000)	$1.00
Cancelled	-	$-
Outstanding at September 30, 2021	-	$1.00
Warrants exercisable at December 31, 2020	100,000	$1.00
Warrants exercisable at September 30, 2021	-	$-

The following tables summarize information about warrants outstanding and exercisable at December 31, 2020:

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2020
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00	100,000	.52	$1.00	100,000	$1.00

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the nine months ended September 30, 2021 substantially all of our revenue was derived from transportation and currency processing services.

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

4

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2021 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Revenue	I	Increase in customer services
Interest expense	D	Reduction in debt
Loss on change in fair value of derivative securities	I	Reduction in debt and change in stock price

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2021 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Revenue	I	Increase in customer services
Interest expense	I	Settlement interest on debt
Loss on change in fair value of derivative securities	D	Decrease in the price of our common stock and reduction of debt

Capital Resources and Liquidity

Our material sources and <uses> of cash during the nine months ended September 30, 2021 and 2020 were:

	2021		2020

Cash provided (used) by operations	$643,139		$382,152
Purchase of equipment	<66,000	>	<24,970	>
Loan proceeds	-		24,000
Loan payments	<368,406	>	<118,037	>

As of September 30, 2021 we did not have any material capital commitments other than loan payments.

Other than as disclosed in this Item 2, we do not anticipate any material capital requirements for the twelve months ending September 30, 2022.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

●	any significant changes in our expected sources and uses of cash.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the nine months ended September 30, 2021.

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

6

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2021 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2020.

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

PART II

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

7

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

October 28, 2021	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive, Financial and Accounting Officer

8