Form 10-K
period 2021-12-31
Blue Line Protection Group, Inc.
filed 2022-04-01
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $11,001,000.

As of April 1, 2022 the registrant had 8,485,144 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.

FORM 10-K

For the year ended December 31, 2021

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

On February 8, 2021, our directors approved a 100-for-1 reverse split of our common stock. The reverse stock split became effective in the public market in July 2021.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the year ended December 31, 2021 approximately 38% of our revenue was derived from transportation services. The remaining 62% of our revenue was derived from currency processing services (60%) and compliance services (2%).

Our base of operations are in the Denver, Colorado and Phoenix, Arizona metropolitan areas. Our corporate headquarters are located at 5765 Logan Street, Denver, CO 80216.

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

We began our security and protection operations in Colorado in February 2014. Since that time, we have become the largest legal cannabis protection services company in the state. We offer a fully integrated approach to managing the movement of cannabis and cash from growers through dispensaries via armed and armored transport, money processing, vaulting and related credit. Money processing services generally include counting, sorting and wrapping currency.

We currently supply asset protection via armored transportation to approximately 60% of all the licensees in Colorado. We are focused on encompassing all compliance needs on behalf of our clients, as mandated by the State and Federal authorities for the protection, transport and sale of cannabis.

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

With the addition of our compliance module clients can be confident they will not lose their license for some small or large error by their staff that might put their cannabis license in jeopardy. Their license being, in most instances, their most valuable asset. We are relieving them of several burdens they are ill suited to comply with. (Most licensees were formally acting outside the law prior to the legislation and have little to no compliance experience).

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

Marketing

Virtually all of our sales, to date, have been generated without using paid media. Our armed operators conduct the majority of our marketing and advertising efforts. Several of our operators are former police officers or military personnel and are the face of our company. They interact with business owners, employees, and customers on a daily basis. As such, they generate significant brand awareness and word-of-mouth goodwill. Complementary to this, our sales team and our management actively engage with business owners directly to generate awareness of our company and the services we provide, as well as to identify the potential for sales or referrals.

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

Competition

We believe the primary factors in attracting and retaining customers are expertise, service quality, and price. Our competitive advantages include:

●	Brand name recognition;

●	Reputation;

●	Expertise in regulatory and banking compliance;

●	Operational excellence;

●	Cash processing, transportation and storage capabilities;

●	Security and logistics infrastructure;

●	Services beyond transportation and banking services, where we become intimate to the businesses continuance and success through mandatory standards of compliance; and

●	Economies of scale as we increase the amount and number of items we securely transport.

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

We compete with companies of all sizes in a variety of geographies that offer solutions that compete with single elements of our platform, such as regulatory compliance, armored transportation services and cash processing. The security services industry is a large and competitive market. More specifically, however, the market for security and storage solutions as it pertains to medical marijuana companies is a nascent market, resulting in a highly fragmented and fractured marketplace. Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us. None of the large security companies, such as Brinks, Argyle, Tyco or Torment, are currently competing in this market segment, although there can be no guarantee this trend will continue.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. There are currently 37 states and the District of Columbia allowing its citizens to use Medical Marijuana. Additionally, 18 states and Washington D.C. have legalized cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the new Trump administration could change this policy and decide to enforce the federal laws strongly. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

Number of employees

As of March 31, 2022, we had approximately 30 full and part-time employees, some of which are former military or law enforcement professionals.

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

Prices for 2021 reflect a 100-for-1 reverse stock split which became effective in the public market in July 2021.

Year ended December 31, 2021	High	Low

First Quarter	$2.30	$0.13
Second Quarter	$2.15	$0.76
Third Quarter	$1.98	$0.54
Fourth Quarter	$2.95	$0.78

Year ended December 31, 2020	High	Low

First Quarter	$0.0012	$0.0002
Second Quarter	$0.0005	$0.0002
Third Quarter	$0.0013	$0.0003
Fourth Quarter	$0.0010	$0.0009

As of March 31, 2022 we had 8,485,144 outstanding shares of common stock held by approximately 215 shareholders of record. Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2021 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	I	Increased revenues from processing and transportation.

Interest expense	D	Decrease in borrowings.

Gain on derivate securities	I	Change in derivative value

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2021 and 2020 were:

	2021	2020
	$	$
Cash provided by <used in> operations	903,374	462,254
Purchase of property, plant and equipment	<66,002>	(39,470)
Loan payments	<419,954>	(248,147)
Loan proceeds	-	24,000

As of December 31, 2019 the Company had closed its Service-Guards segment.

General

See Notes 6 and 7 to the financial statements included as part of this report for information concerning our notes payable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2023.

Other than as disclosed elsewhere in this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed in this Item 7, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital. During the next 12 months, we anticipate that we will incur approximately $2,000,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our financial statements are contained later in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Evan DeVoe	34	Chief Executive, Financial and Accounting Officer and a Director

Christopher Galvin	52	Director

Daniel Allen	67	Director

Doyle Knudson	66	Director

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

Doyle Knudson was elected as one of our directors on July 28, 2015. Between 1975 and 2002 Mr. Knudson held various positions with C.H. Robinson Company, a large multimodal transportation service provider. In 1975 he started in the corporate marketing center responsible for information services for carrier capacity, carrier insurance verification and research at the ICC in Washington, DC for common carrier authority. In 1976 Mr. Knudson was transferred to Ross Truck, a division of C.H. Robinson – customer support for publication logistics for Target stores and RR Donnelly. In 1978 Mr. Knudson was transferred to Lake Wales, FL as a Transportation Salesman responsible for customer development with agri business customers. In 1982 Mr. Knudson was promoted and transferred as Transportation Manager when he opened a new branch office in Houston, TX. In 1987 Mr. Knudson was promoted to General Manager at a new branch office in El Paso, TX, developing and providing logistics services for Coca Cola; Phelps, Dodge, Dell Computers and Phillips Electronics.

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. Doyle Knudson is an independent director, as that term is defined in the rules of the NYSE American. None of our directors is considered a “Financial Expert”.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions since one person, Evan DeVoe, serves in all the above capacities.

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

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2021 and 2020 the compensation paid by the Company to those years to its officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Evan DeVoe,	2021	$188,462	$-	$-	-	$188,462
Chief Executive Officer(5)	2020	$134,000	-	-	-	$134,000

Daniel Allen,	2020	$-	$-	$-	-	$-
Chief Executive Officer (5)

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)	All other compensation received that we could not properly report in any other column of the table including the dollar value of any insurance premiums we paid for life insurance for the benefit of the named executive officer.

(5)	Mr. Allen resigned as our Chief Financial and Accounting Officer on March 13, 2020. On March 13, 2020 Evan DeVoe became our new Chief Executive, Financial and Accounting Officer.

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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2021 and 2020 to our officers and directors pursuant to the Plan:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
None	-	-	-	-

Options Cancelled

Employee	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
None	-	-	-

Options Exercised

Name	Date of Exercise	Shares Acquired on Exercise	Value Realized
None	-	-	-

The following shows certain information as of December 31, 2021 concerning the stock options and stock bonuses granted pursuant to the Plan. Each option represents the right to purchase one share of common stock.

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

The following table shows the beneficial ownership of the Company’s common stock as of December 31, 2021 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address of Owner	Shares Owned		Percent of Class
Evan DeVoe	-		*
Christopher Galvin	38,246	(1)	*
Daniel Allen	8,366		*
Doyle Knudson	3,559	(2)	*
All Directors and Officers as a group (4 persons)	8,220		*

(1)	Includes 3,588,559 shares owned by CGDK, LLC, a company in which Mr. Galvin owns a 50% interest.

(2)	Represents 3,588,559 shares owned by CGDK, LLC a company in which Mr. Knudson owns a 50% interest.

*	less than 1%.

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 7 to the Financial Statements included as a part of this report for information regarding notes payable to related parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2021	2020

Audit- M&K CPA	$53,450	$43,500
Tax fees	-	-
All other fees	-	-

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
(INS) Inline XBRL Instance Document
(SCH) Inline XBRL Taxonomy Extension Schema Document
(CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

None.

Blue Line Protection Group, Inc.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blue Line Protection Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

April 1, 2022

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and equivalents	$662,177	$244,750
Accounts receivable	328,042	322,598
Prepaid expenses and deposits	34,378	32,216
Total current assets	1,024,597	599,564

Fixed assets:
Right to use assets	529,711	636,968
Machinery and equipment net of accumulated depreciation of $586,130 and $451,759, respectively	284,776	296,410
Security Deposit	28,958	32,158
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	846,227	968,318

Total assets	1,870,824	1,567,882

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$738,221	$1,160,962
Financed lease liabilities	29,301	65,985
Notes payable	-	85,000
Notes payable - related parties	541,272	696,272
Convertible notes payable, net of unamortized discount	-	169,218
Convertible notes payable - related parties, net of unamortized discount	575,000	1,830,217
Current portion of operating lease obligation	125,266	107,242
Derivative liabilities	712,784	2,247,645
Total current liabilities	2,721,844	6,362,541

Long-term liabilities:
Financed lease liabilities - long term	16,402	1,820
Notes payable - related parties	1,313,817	-
Operating lease liability-long term	440,366	565,632
Total long-term liabilities	1,770,585	567,452

Total liabilities	4,492,429	6,929,993

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,485,144 and 8,223,574 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	8,486	8,224
Common Stock, owed but not issued, 129 shares and 129 shares as of December 31, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	9,021,126	8,031,471
Accumulated deficit	(11,671,230)	(13,421,819)
Total stockholders’ deficit	(2,621,605)	(5,362,111)

Total liabilities and stockholders’ deficit	$1,870,824	$1,567,882

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2021	2020

Revenue	$4,659,393	$4,131,650
Cost of revenue	(1,284,876)	(1,202,199)
Gross profit	3,374,517	2,929,451

Operating expenses:
General and administrative expenses	2,118,601	2,136,056
Total expenses	2,118,601	2,136,056

Operating Income	1,255,916	793,395

Other income (expenses):
Gain on lease termination	-	8,800
Gain on settlement of accounts payable	533	4,500
Interest expense	(583,149)	(745,360)
Income / (Loss) on derivative	1,077,289	(995,912)
Total other income / (expenses)	494,673	(1,727,972)

Net Income / (loss)	$1,750,589	$(934,577)

Net Income / (loss) per common share: Basic	$0.21	$(0.12)
Net Income / (loss) per common share: Diluted	$0.14	$(0.12)

Weighted average number of
common shares outstanding- Basic	8,457,364	8,016,204
common shares outstanding- Diluted	12,314,864	8,016,204

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING DECEMBER 31, 2021 AND 2020

	For the years ended
	December 31,
	2021	2020
Operating activities
Net loss	$1,750,589	$(934,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134,371	126,474
Amortization of discounts on notes payable	-	116,280
Amortization of right to use	107,257	104,710
Loan fees	-	10,665
Gain on lease termination	-	(8,800)
Gain on settlement of accounts payable	-	(4,500)
Noncash operating lease expense
Change in fair value of derivative liabilities	(1,077,289)	915,054
Excess derivative	-	80,858
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,444)	14,242
(Increase) / decrease in deposits and prepaid expenses	1,038	(20,236)
Increase (decrease) in accounts payable and accrued liabilities	100,094	175,687
Increase (decrease) in lease obligations	(107,242)	(112,603)
Net cash provided by operating activities	903,374	463,254

Cash flows from investing activities
Purchase of fixed assets	(66,002)	(39,470)
Net cash provided by/(used in) investing activities	(66,002)	(39,470)

Financing activities
Proceeds from notes payable	-	24,000
Repayments on convertible notes payable - related party	(175,097)
Repayments on convertible notes payable	(146,011)	-
Repayments from notes payable - related party	(20,000)	(227,240)
Payments on notes payable	(78,837)	(20,907)
Net cash used in financing activities	(419,945)	(224,147)

Net increase in cash	417,427	199,637
Cash - beginning	244,750	45,113
Cash - ending	$662,177	$244,750

Supplemental disclosures of cash flow information:
Interest paid	$400,256	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt discount due to derivative liability	$-	$96,000
Capitalized leased fixed assets	$56,735	$-
Common stock issued for conversion of debt and interest	$10,010	$3,480
Derivative resolution	$457,572	$14,327
Termination or lease	$-	$106,178
Accounts payable converted to notes payable - related party	$-	$62,000
Gain on the forgiveness of accrued interest - related party	$522,334	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDING DECEMBER 31, 2021 AND 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2019	20,000,000	$20,000	7,933,574	$7,934	$8,013,954	13	$(12,487,242)	$(4,445,341)

Common stock issued for conversion of debt and accrued interest	—	—	290,000	290	3,190	—	—	3,480

Derivative resolution	—	—	—	—	14,327	—	—	14,327

Net Loss for the year ended December 31, 2020	—	—	—	—	—	—	(934,577)	(934,577)
Balance, December 31 , 2020	20,000,000	$20,000	8,223,574	$8,224	$8,031,471	13	$(13,421,819)	$(5,362,111)

Balance, December 31, 2020	20,000,000	$20,000	8,223,574	$8,224	$8,031,471	13	$(13,421,819)	$(5,362,111)

Common stock issued for conversion of debt and fees	—	—	260,000	260	9,750	—	—	10,010

Odd lot rounding from reverse stock split	—	—	1,570	2	—	—	—	2

Derivative resolution	—	—	—	—	457,572	—	—	457,572

Gain on the forgiveness of accrued interest - related party	—	—	—	—	522,333		—	522,333

Net income for the year ended December 31, 2021	—	—	—	—	—	—	1,750,589	1,750,589
Balance, December 31 , 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2021 and 2020, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2021 and December 31, 2020.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2021 and December 31, 2020.

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

Automotive Vehicles	5 years
Furniture and Equipment	7 years
Buildings and Improvements	10 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2021 and December 31, 2020. Depreciation expense for the years ended December 31, 2021 and December 31, 2020 were $134,371 and $126,474 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2021 and December 31, 2020, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 22% of total revenue in the year ended December 31, 2021 and one customer comprised 35% of the account receivable balance at December 31, 2021.

The Company had two major customers which generated 30%, (17% and 13%) of total revenue in the year ended December 31, 2020 and two customers (23% and 12%) comprised 35% of the account receivable balance at December 31, 2021.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2021 and December 31, 2020:

December 31, 2021

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$712,784	$-	$-	$712,784
Warrant derivative liabilities	$-	$-	$-	$-
Total	$712,784	$-	$-	$712,784

December 31, 2020

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$2,246,080	$-	$-	$2,246,080
Warrant derivative liabilities	$1,565	$-	$-	$1,565
Total	$2,247,645	$-	$-	$2,247,645

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

Year ended December 31,
Revenue Breakdown by Streams	2021	2020
Service: Transportation	$1,775,594	$1,928,289
Service: Currency Processing	$2,800,377	$2,111,966
Service: Compliance	$83,422	$91,395
Total	$4,659,393	$4,131,650

Gain on settlement of accounts payable

Represents a $533 and $4,500 gain on settlement of payables with vendors during the years ended December 31, 2021 and 2020, respectively.

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the years ended December 31, 2021 and December 31, 2020 amounted to $4,298 and $3,075, respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the year ended December 31, 2021 and December 31, 2020.

	Year ended December 31, 2021	Year ended December 31, 2020

Numerator:
Net income / (loss)	$1,750,589	$(934,577)

Denominator:
Weighted-average shares of common stock	8,457,364	8,016,204
Dilutive effect of warrants	-	-
Dilutive effect of convertible instruments	3,875,500	-
Diluted weighted-average of common stock	12,314,864	8,016,204

Net income per common share from:
Basic	$0.21	$(0.12)
Diluted	$0.14	$(0.12)

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company accumulated deficit and had a working capital deficit as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2021 and December 31, 2020 there was no payable recorded.

During the year ended December 31, 2020 the Company recorded a gain of $4,500 for settlement of a vendor payable.

Finance leases

On July 25, 2017, the Company recorded a finance lease obligation for a leased a vehicle for $29,390. The Company agreed to make 48 monthly payment of $621.23 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of December 31, 2021 the lease had been fully paid.

On April 25, 2018, the Company recorded a finance lease obligation for a leased a vehicle for $38,388. The Company made a down payment of $7,500 and agreed to make 36 monthly payment of $976.71 including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of December 31, 2021 the lease had been fully paid.

On August 16, 2018, the Company recorded a finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,165.10, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of December 31, 2021 the lease had been fully paid.

On August 16, 2018, the Company recorded a finance lease obligation for a leased a vehicle for $58,476. The Company made a down payment of $20,000 and an additional $10,000 for delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $1,165.10, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying asset. As of December 31, 2021 the lease had been fully paid.

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

Future minimum lease payments as December 31, 2021

2022	$29,301
Thereafter	16,402
Total minimum lease payments	$45,703

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

Supplemental balance sheet information related to leases is as follows:

December 31, 2021

Operating Leases	Classification	December 31, 2021
Right-of-use assets	Operating right of use assets	$529,711
Total		$529,711
Current lease liabilities	Current operating lease liabilities	$125,266
Non-current lease liabilities	Long-term operating lease liabilities	$440,366
Total		$565,632

Lease term and discount rate were as follows:

December 31, 2021
Weighted average remaining lease term (years)	3.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2021:

Finance lease expenses:

Depreciation/amortization expense	$107,257
Interest on lease liabilities	77,121
Finance lease expense	$184,378

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2021
Cash paid for operating lease liabilities	$107,242
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2021:

Operating Leases

2022	$186,453
2023	$158,298
2024	$138,532
2025	$141,302
2026	$107,558
Total	$732,143
Less: Imputed interest	$(166,511)
Present value of lease liabilities	$565,632

December 31, 2020

Operating Leases	Classification	December 31, 2020
Right-of-use assets	Operating right of use assets	$636,968
Total		$636,968
Current lease liabilities	Current operating lease liabilities	$107,242
Non-current lease liabilities	Long-term operating lease liabilities	$565,632
Total		$672,874

Lease term and discount rate were as follows:

December 31, 2020
Weighted average remaining lease term (years)	4.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2020:

Finance lease expenses:

Depreciation/amortization expense	$118,291
Interest on lease liabilities	$101,934
Finance lease expense	$220,225

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2020
Cash paid for operating lease liabilities	$216,587
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2020:

Operating Leases

2021	$182,267
2022	$186,453
2023	$158,298
2024	$138,532
2025	$141,302
2026	$107,558
$914,410
$(241,536)
Present value of lease liabilities	$672,874

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	December 31, 2021	December 31, 2020

Automotive vehicles	$485,701	$398,614
Furniture and equipment	$108,265	$85,435
Machinery and Equipment	$135,706	$135,706
Leasehold improvements	$141,234	$128,414
Fixed assets, total	$870,906	$748,169
Total: accumulated depreciation	$(586,130)	$(451,759)
Fixed assets, net	$284,776	$296,410

Depreciation expense for the years ended December 31, 2021 and December 31, 2020 were $134,371 and $126,474 respectively.

Note 6 – Notes payable

Notes payable to non-related parties

On January 5, 2016, the Company borrowed $10,000 from a non-related party. The loan was due and payable on January 5, 2017 and bore interest at 5% per annum and has a 5% per month penalty upon default. The due date was extended to January 1, 2022. During the year ended December 31, 2021 the Company repaid $10,000. The principal balance owed on this loan at December 31, 2021 and December 31, 2020 was $0 and $10,000, respectively.

On May 15, 2019 the Company entered in a 12% promissory loan with Helix Funding, LLC for the principle amount of $100,000. The note matures on November 1, 2019. During the year ended December 31, 2020 the Company repaid $100,000 of principle. As of December 31, 2020 the remaining balance on the note is $0.

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the borrower and agreed to pay them discuss additional amount bounded to interest expense for the settlement $400,000. The First payment of $200,000 was due upon signing and Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was record as interest during the year ended December 31, 2021. As of December 31, 2021 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 is being amortized over the life of the note using the effective interest method resulting in $31,623 of interest expense for the year ended December 31, 2018. During the year ended December 31, 2019 $23,223 of principle and interest were converted into 841,602 shares of common stock resulting in a loss of $32,858. During the year ended December 31, 2019 the Company recorded amortization expense of $9,863. On September 18, 2020 Crown Bridge Partners, LLC converted notes payable in the principal amount of $2,980 and $500 of fees into 29,000,000 shares of common stock. No gain or loss was recorded and conversions were made per the terms of agreement. On February 28, 2021 Crown Bridge Partners, LLC converted notes payable in the principal amount of $9,510 and $500 of fees into 26,000,000 shares of common stock. During the year ended December 31, 2021 the Company repaid the remaining principle balance of $9,708. As of December 31, 2021 and December 31, 2020 there was a balance remaining on the loan of $0 and $19,218, respectively.

During the year ended December 31, 2021 and 2020, the Company recognized amortization expense of $0 and $8,710 of discount from derivative liabilities.

Note 7 – Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of December 31, 2021 and December 31, 2020, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $10,000, in the form of cash and expenses paid on behalf of the Company. The loan is due January 1, 2022 and bears no interest. During the year ended December 31, 2015 the Company borrowed an additional $20,000. During the year ended December 31, 2021 the Company repaid $30,000 of principle. As of December 31, 2021 and December 31, 2020, the principal balance owed on this loan was $0 and $30,000, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of December 31, 2021 and December 31, 2020; the principal balance owed on this loan was $54,621 and $54,621, respectively.

As of December 31, 2021 the Company owed Hypur Inc. $688,500 plus accrued interest. The amounts owed to Hypur were represented by eight Promissory Notes dated between September 20, 2016 and September 3, 2019. By an agreement effective January 31, 2022 the Company and Hypur agreed to the following:

●	On March 3, 2022 the Company paid Hypur $137,500, which was applied to principal of the notes.

●	On or before each date shown below, the Company will pay Hypur $12,500, which will apply to principal of the notes.

Date	Amount

March 31, 2022	$12,500

April 30, 2022	$12,500

May 31, 2022	$12,500

June 30, 2022	$12,500

●	On or before July 31, 2022 the Company will pay Hypur $137,500, which will apply to principal of the notes.

●	All principal amounts owed to Hypur under the Promissory Notes will bear interest at 7.5% per year between January 31, 2022 and July 31, 2022 as long as the Company is not in default under the terms of its agreement with Hypur.

●	If by July 31, 2022 all payments required by the Company’s agreement with Hypur have been made in a timely fashion, Hypur will forgive $250,000 of accrued interest owed by the Company under the Promissory Notes.

●	After July 31, 2022 future payment plans will be negotiated, provided however that any principal amounts owed to Hypur under the Promissory Notes after July 31, 2022 will not bear interest in excess of 7.5% per year with a default rate of 12% per year.

●	Hypur will waive any default rights between January 31, 2022 and August 31, 2022 on a month-to-month basis so long as all payments required by the Company’s agreement with Hypur have been made.

During the year ended December 31, 2020, the Company repaid Patrick Deparini $575.

Convertible notes payable to related parties

On November 13, 2015, the Company borrowed $25,000 from Hypur Inc., which is a related party. The loan is due and payable on November 12, 2015 and bears interest at 18% per annum. If an Event of Default remains uncured after 30 days Holder has the option to convert the outstanding principal balance and any accrued but unpaid interest, into unrestricted $0.001 par value common stock of the Borrower. Upon default the note bears a default rate of interest of 24% per annum as part of the default terms of this note. During the year ended December 31, 2021 the Company repaid $25,000. The principal balance owed on this loan at December 31, 2021 and December 31, 2020 was $0 and $25,000, respectively.

In November 2015, the Company entered into an arrangement with a related party, whereby the Company borrowed $25,000 in Convertible Notes. The Convertible Note bears interest at a rate of 5% per annum and payable quarterly in arrears and matures twelve months from the date of issuance, and is convertible into shares of the Company’s common stock at a per share conversion price equal $25K repayment is for OMB to $0.025. The note was due on November 4, 2016. In December 2015 the lender loaned the Company an additional $20,000 with same terms except that it is payable upon demand. The holder of the note has agreed to extend the default date of the note to January 1, 2022. During the year ended December 31, 2021 the Company repaid $45,000 of principal and $6,767 of accrued interest. As of December 31, 2021 and December 31, 2020, the Company owed a total of $0 and $45,000, respectively.

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2021 and December 31, 2020 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2021 and December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2021 and December 31, 2020 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2021 and December 31, 2020, Hyper has waived the default provision until January 1, 2022.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan December 31, 2021 and December 31, 2020 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2021 and December 31, 2020, Hyper has waived the default provision until January 1, 2022.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears an interest (from January 1, 2022 to the date of payment) of 5% per year.

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088.08. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $457,572. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year.

The Company re-measured the fair value of derivative liabilities on December 31, 2021 and December 31, 2020. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2019	$1,170,060
Settlement of derivatives upon conversion	$(14,327)
Debt discount from derivative liability	$176,858
Loss on change in fair value of the derivative	$915,054
Balance - December 31, 2020	$2,247,645
Settlement of derivatives upon conversion	$(457,572)
Gain on change in fair value of the derivative	$(1,077,289)
Balance – December 31, 2021	$712,784

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31, 2021	Year ended December 31, 2020
Expected term	0.25 – 1.09 years	0.08 – 1.01 years
Expected average volatility	138.34% – 162.05%	291.56% – 378.27%
Expected dividend yield	-	-
Risk-free interest rate	0.06% – 0.39%	0.08% – 0.15%

Note 9 – Stockholders’ deficit

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

Common stock

On February 28, 2021, Crown Bridge Partners, LLC converted notes payable in the principal amount of $9,510 and $500 of fees into 260,000 shares of common stock.

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

No stock options were granted during the year ended December 31, 2021.

The following tables summarize information about stock options outstanding and exercisable at December 31, 2021 and December 31, 2020:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2020
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$-	-	-	$-	-	$-

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the years ended December 31, 2021 and 2020 was $0 and $0 respectively.

Warrants

The following is a summary of the Company’s warrant activity for the year ended December 31, 2021:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2020	100,000	$1.00
Granted	-	$-
Expired	(100,000)	$1.00
Cancelled	-	$-
Outstanding at December 31, 2021	-	$1.00
Warrants exercisable at December 31, 2020	100,000	$1.00
Warrants exercisable at December 31, 2021	-	$-

The following tables summarize information about warrants outstanding and exercisable at December 31, 2020:

WARRANTS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2020
Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00	100,000	.52	$1.00	100,000	$1.00

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

For the year ended December 31, 2021 the company had an operating profit but had a net operating loss as of December 31, 2020 that exceeded the profit and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2021 and 2020, the Company had approximately $7,144,066 and $7,817,366 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$1,500,524	$1,641,647
Valuation allowance	$(1,500,524)	(1,641,647)
Total deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $1,500,524 and $1,641,647 against its net deferred taxes is necessary as of December 31, 2021 and December 31, 2020, respectively. The change in valuation allowance for the years ended December 31, 2021 and 2020 is $(141,393) and $15,096 respectively.

At December 31, 2021 and December 31, 2020, respectively, the Company had $7,144,066 and $7,817,366, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2021	2020

Federal statutory taxes	(21.00)%	(21.00)%
Change in tax rate estimate	—	—
Change in valuation allowance	21.00%	21.00%
	—%	—%

The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $1,500,524 and $1,641,647 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2021 and 20 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2021	2020
Federal statutory tax Reconciliation rate	(21.0)%	(21.0)%
Permanent difference and other	21.0%	21.0%

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

BLUE LINE PROTECTION GROUP, INC.

April 1, 2022	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Evan DeVoe	Principal Executive, Financial and	April 1, 2022
Evan DeVoe	Accounting Officer and a Director

	Director	April 1, 2022
Christopher Galvin

/s/ Daniel Allen	Director	April 1, 2022
Daniel Allen

/s/ Doyle Knudson	Director	April 1, 2022
Doyle Knudson

20