Form 10-K/A
period 2021-12-31
Blue Line Protection Group, Inc.
filed 2022-04-18
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this amendment is to amend Item 12 in the 10-K report originally filed by the Company.

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

Name and Address of Owner	Shares Owned		Percent of Class
Evan DeVoe	-		*
Christopher Galvin	38,246	(1)	*
Daniel Allen	8,366		*
Doyle Knudson	35,586	(2)	*
All Directors and Officers as a group (4 persons)	82,198		*

(1)	Includes 50% of the shares owned by CGDK, LLC, a company in which Mr. Galvin owns a 50% interest, and 2,660 shares owned directly by Mr. Galvin.

(2)	Represents 50% of the shares owned by CGDK, LLC a company in which Mr. Knudson owns a 50% interest.

*	less than 1%.

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

BLUE LINE PROTECTION GROUP, INC.

April 18, 2022	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Evan DeVoe	Principal Executive, Financial and	April 18, 2022
Evan DeVoe	Accounting Officer and a Director

	Director	April 18, 2022
Christopher Galvin

/s/ Daniel Allen	Director	April 18, 2022
Daniel Allen

/s/ Doyle Knudson	Director	April 18, 2022
Doyle Knudson

20