Form 10-Q
period 2022-03-31
Blue Line Protection Group, Inc.
filed 2022-05-17
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 17, 2022, the registrant had 8,485,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$591,786	$662,177
Accounts receivable	322,468	328,042
Prepaid expenses and deposits	31,069	34,378
Total current assets	945,323	1,024,597

Fixed assets:
Right to use assets	500,816	529,711
Machinery and equipment, net et, net of accumulated depreciation of $610,211 and $586,130, respectively	260,695	284,776
Security Deposit	28,958	28,958
Fixed assets of discontinued operations	2,782	2,782
Total fixed assets	793,251	846,227

Total assets	1,738,574	1,870,824

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$807,000	$738,221
Financed lease liabilities	28,106	29,301
Notes payable – related parties	391,272	541,272
Convertible notes payable – related parties, net of unamortized discount	575,000	575,000
Current portion of operating lease obligation	138,989	125,266
Derivative liabilities	811,572	712,784
Total current liabilities	2,751,939	2,721,844

Long-term liabilities:
Financed lease liabilities – long term	8,965	16,402
Notes payable – related parties	1,163,120	1,313,817
Operating lease liability-long term	397,101	440,366
Total long-term liabilities	1,569,186	1,770,585

Total liabilities	4,321,125	4,492,429

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,485,144 and 8,223,574 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8,486	8,486
Common Stock, owed but not issued, 129 shares and 129 shares as of March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	9,210,391	9,021,126
Accumulated deficit	(11,821,441)	(11,671,230)
Total stockholders’ deficit	(2,582,551)	(2,621,605)

Total liabilities and stockholders’ deficit	$1,738,574	$1,870,824

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED))

	For the three months ended
	March 31,
	2022	2021

Revenue	$1,000,256	$1,166,542
Cost of revenue	(283,105)	(304,659)
Gross profit	717,151	861,883

Operating expenses:
General and administrative expenses	513,541	501,702
Total expenses	513,541	501,702

Operating Income	203,610	360,181

Other income (expenses):
Interest expense	(65,768)	(287,167)
Loss on fair value of derivative securities	(288,053)	(2,009,006)
Total other income / (expenses)	(353,821)	(2,296,173)

Net loss	$(150,211)	$(1,935,992)

Net loss per common share: Basic and Diluted	$(0.02)	$(0.23)

Weighted average number of common shares outstanding- Basic and Diluted	8,451,144	8,370,908

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	For the three months ended
	March 31,
	2022	2021
Operating activities
Net loss	$(150,211)	$(1,935,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,081	28,431
Amortization of right to use	28,895	25,635
Change in fair value of derivative liabilities	288,053	2,009,006
Changes in operating assets and liabilities:
(Increase) in accounts receivable	5,574	(91,711)
(Increase) / decrease in deposits and prepaid expenses	3,309	(752)
Increase (decrease) in accounts payable and accrued liabilities	68,779	314,316
Increase (decrease) in lease obligations	(29,542)	(25,239)
Net cash provided by operating activities	238,938	323,694

Financing activities
Repayments on notes payable – related party	(300,698)	(25,000)
Repayments on notes payable	(8,631)	(14,371)
Net cash used in financing activities	(309,329)	(39,371)

Net increase (decrease) in cash	(70,391)	284,323
Cash – beginning	662,177	244,750
Cash – ending	$591,786	$529,073

Supplemental disclosures of cash flow information:
Interest paid	$9,914	$6,797
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt and interest	$-	$10,010
Derivative resolution	$189,265	$139,026

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2020	20,000,000	$20,000	8,223,574	$8,224	$8,031,471	13	$(13,421,819)	$(5,362,111)

Common stock issued for conversion of debt and accrued interest	-	-	260,000	260	9,750	-	-	10,010

Derivative resolution	-	-	-	-	139,026	-	-	139,026

Net Loss for the three months ended March 31, 2021	-	-	-	-	-	-	(1,935,992)	(1,935,992)
Balance, March 31, 2021	20,000,000	$20,000	8,483,574	$8,484	$8,180,247	13	$(15,357,811)	$(7,149,067)

Balance, December 31 , 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

Derivative resolution	-	-	-	-	189,265	-	-	189,265

Net Loss for the three months ended March 31, 2022	-	-	-	-	-	-	(150,211)	(150,211)
Balance, March 31, 2022	20,000,000	$20,000	8,485,144	$8,486	$9,210,391	13	$(11,821,441)	$(2,582,551)

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

The Company provides logistics, and compliance services for businesses engaged in the legal cannabis industry. The Company offers asset logistic services, such as armed transportation service; including shipment protection, money escorts, asset vaulting, financial services, such as handling transportation and storage of currency; training; and compliance services.

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

In the opinion of management, these statements reflect all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2022 the Company has cash in excess of FDIC insured limits of $341,786. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at March 31, 2022 and December 31, 2021.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2022 and December 31, 2021. Depreciation expense for the three months ended March 31, 2022 and, 2021 were $24,081 and $28,431 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of March 31, 2022 and December 31, 2021, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 27.8% of total revenue for the three months ended March 31, 2022 and one customer comprised 36.9% of the account receivable balance at March 31, 2022.

The Company had one major customer which generated 20% of total revenue for the three months ended March 31, 2021 and one customer comprised 35% of the account receivable balance at December 31, 2021.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

March 31, 2022

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$811,572	$-	$-	$811,572
Warrant derivative liabilities	$-	$-	$-	$-
Total	$811,572	$-	$-	$811,572

December 31, 2021

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$712,784	$-	$-	$712,784
Warrant derivative liabilities	$-	$-	$-	$-
Total	$712,784	$-	$-	$712,784

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

Three months ended March 31,
Revenue Breakdown by Streams	2022	2021
Service: Transportation	$390,026	$459,311
Service: Currency Processing	605,107	697,911
Service: Compliance	5,123	9,320
Total	$1,000,256	$1,166,542

Advertising costs

The Company expenses all advertising expenses as incurred. For the three months ended March 31, 2022 and 2021 the Company expensed $0.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of March 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with an unrelated third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of March 31, 2022 and December 31, 2021 there was no payable recorded.

Finance leases

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

Future minimum lease payments as March 31, 2022

2022	$28,106
Thereafter	8,965
Total minimum lease payments	$37,071

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

Supplemental balance sheet information related to leases is as follows:

March 31, 2022

Operating Leases	Classification	March 31, 2022
Right-of-use assets	Operating right of use assets	$500,816
Total		$500,816
Current lease liabilities	Current operating lease liabilities	$138,989
Non-current lease liabilities	Long-term operating lease liabilities	$397,101
Total		$536,090

Lease term and discount rate were as follows:

March 31, 2022
Weighted average remaining lease term (years)	3.25
Weighted average discount rate	12%

The following summarizes lease expenses for the three months ended March 31, 2022:

Finance lease expenses:

Depreciation/amortization expense	$26,814
Interest on lease liabilities	16,676
Finance lease expense	$43,490

Supplemental disclosures of cash flow information related to leases were as follows:

March 31, 2022
Cash paid for operating lease liabilities	$46,218
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of March 31, 2022:

Operating Leases

2022	$140,235
2023	$158,298
2024	$138,532
2025	$141,302
2026	$107,558
Total	$685,925
Less: Imputed interest	$(149,835)
Present value of lease liabilities	$536,090

December 31, 2021

Operating Leases	Classification	December 31, 2021
Right-of-use assets	Operating right of use assets	$529,711
Total		$529,711
Current lease liabilities	Current operating lease liabilities	$125,266
Non-current lease liabilities	Long-term operating lease liabilities	$440,366
Total		$565,632

Lease term and discount rate were as follows:

December 31, 2021
Weighted average remaining lease term (years)	3.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2021:

Finance lease expenses:

Depreciation/amortization expense	$107,257
Interest on lease liabilities	77,121
Finance lease expense	$184,378

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2021
Cash paid for operating lease liabilities	$107,242
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2021:

Operating Leases

2022	$186,453
2023	$158,298
2024	$138,532
2025	$141,302
2026	$107,558

Total	$732,143
Less: Imputed interest	$(166,511)
Present value of lease liabilities	$565,632

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	March 31, 2022	December 31, 2021

Automotive vehicles	$485,701	$485,701
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$135,706	$135,706
Leasehold improvements	$141,234	$141,234
Fixed assets, total	$870,906	$870,906
Total: accumulated depreciation	$(610,211)	$(586,130)
Fixed assets, net	$260,695	$284,776

Depreciation expense for the three ended March 31, 2022 and March 31, 2021 were $24,081 and $28,431 respectively.

Note 6 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the borrower and agreed to pay them discuss additional amount bounded to interest expense for the settlement $400,000. The First payment of $200,000 was due upon signing and Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was record as interest during the year ended December 31, 2021. As of March 31, 2022 and December 31, 2021 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of December 31, 2021 the amount had been fully amortized. As of March 31, 2022 and December 31, 2021 accrued interest and the note balance had been repaid.

Note 7 – Notes payable – related parties

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of March 31, 2022 and December 31, 2021, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of March 31, 2022 and December 31, 2021 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the three months ended March 31, 2022 the Company repaid a total of $150,000. The amount due as of March 31, 2022 is $538,500, $300,000 of which is classified under convertible notes payable.

Long-term liabilities: Notes payable - related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088.08. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088.08. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the three months ended March 31, 2022 the Company repaid $14,757 of principle and accrued interest of $970. As of March 31, 2022 the balance owed on the loan is $113,844.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears an interest (from January 1, 2022 to the date of payment) of 5% per year. During the three months ended March 31, 2022 the Company repaid $135,942 of principal and accrued interest of $8,934. As of March 31, 2022 the Balance on the loan is $1,049,276.

Convertible notes payable to related parties

On September 1, 2016, the Company entered into, an convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company to borrow $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2022 and December 31, 2021 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2022 and December 31, 2021, Hyper has waived the default provision until further notice.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2022 and December 31, 2021 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2021 and December 31, 2020, Hyper has waived the default provision until further notice.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan March 31, 2022 and December 31, 2021 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2022 and December 31, 2021, Hyper has waived the default provision until January 1, 2022.

The Company re-measured the fair value of derivative liabilities on March 31, 2022 and December 31, 2021. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance - December 31, 2020	$2,247,645
Settlement of derivatives upon conversion	$(457,572)
Gain on change in fair value of the derivative	$(1,077,289
Balance – December 31, 2021	$712,784
Settlement of derivatives upon conversion	$(189,265)
Gain on change in fair value of the derivative	$288,053
Balance – March 31, 2022	$811,572

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended March 31, 2022	Year ended December 31, 2021
Expected term	0.25 – 1.09 years	0.25 – 1.09 years
Expected average volatility	190.30% – 240.31%	138.34% – 162.05%
Expected dividend yield	-	-
Risk-free interest rate	0.36% – 1.63%	0.06% – 0.39%

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the three months ended March 31, 2022 substantially all of our revenue was derived from transportation and currency processing services.

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

We began our security and protection operations in Colorado in February 2014. Since then, we have become the largest legal cannabis protection services company in the state. We offer a fully integrated approach to managing the movement of cannabis and cash from growers through dispensaries via armed and armed transport, money processing, vaulting and related credit. Money processing services generally include counting, sorting and wrapping currency.

As of December 31, 2019 we discontinued our Service-Guards segment.

4

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2022 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Revenue	(D)	Accrual of revenue
Interest expense	(D)	Decrease in borrowings
Loss on change in fair value of derivative securities	(D)	Decrease in Company’s stock price

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2022 and 2021 were:

	2022	2021

Cash provided (used) by operations	$238,938	$323,694
Purchase of equipment	-	-
Loan proceeds	-	-
Loan payments	<309,329>	<39,371>

As of March 31, 2022 we did not have any material capital commitments other than loan payments.

Other than as disclosed in this Item 2, we do not anticipate any material capital requirements for the three months ending March 31, 2022.

Other than as disclosed above, we do not know of any:

●	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

●	any significant changes in our expected sources and uses of cash.

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

5

Revenue recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfil a contract. ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method.

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the three months ended March 31, 2022.

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

Equity Instruments. We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with FASB ASC 718-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 718-10.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2022 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2021.

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

6

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

BLUE LINE PROTECTION GROUP, INC.

May 17, 2022	By:	/s/ Evan DeVoe
Evan DeVoe, Principal Executive, Financial and Accounting Officer

8