Form 10-K
period 2022-12-31
Blue Line Protection Group, Inc.
filed 2023-03-31
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $1,018,000.

As of March 31, 2023 the registrant had 8,250,144 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.

FORM 10-K

For the year ended December 31, 2022

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

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the year ended December 31, 2022 approximately 51% of our revenue was derived from transportation services. The remaining 49% of our revenue was derived from currency processing services (47%) and compliance services (2%).

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

Number of employees

As of March 31, 2023, we had approximately 32 full and part-time employees, some of which are former military or law enforcement professionals.

Properties

We lease our offices in Denver, Colorado pursuant to a lease which expires on October 26, 2026. We have the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of approximately $10,612.00 per month which increases 2% annually.

We lease our offices in Phoenix, Arizona pursuant to a lease which expires on May 31, 2023. We have the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of approximately $4,113.56 per month which increases approximately 3% annually.

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

Prices for 2021 reflect a 100-for-1 reverse stock split which became effective in the public market in July 2021.

Year ended December 31, 2022	High	Low

First Quarter	$0.50	$0.31
Second Quarter	$0.41	$0.12
Third Quarter	$0.45	$0.17
Fourth Quarter	$0.25	$0.15

Year ended December 31, 2021	High	Low

First Quarter	$2.30	$0.13
Second Quarter	$2.15	$0.76
Third Quarter	$1.98	$0.54
Fourth Quarter	$2.95	$0.78

As of March 31, 2023 we had 8,250,144 outstanding shares of common stock held by approximately 216 shareholders of record. Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2022 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	D	Decrease in services
Gross Profit	D	Decrease in services and increase in expenses
General and Administrative Expenses	I	Expansion of services
Interest expense	D	Decrease in borrowings
Loss on derivate securities	I	Reduced debt and lower stock price

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2022 and 2021 were:

	2022	2021
	$	$
Cash provided by <used in> operations	369,471	903,374
Purchase of property, plant and equipment	<33,725>	<66,002>
Loan payments	<717,850>	<419,945>
Loan proceeds	-	-

General

See Notes 6 and 7 to the financial statements included as part of this report for information concerning our notes payable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2024.

Other than as disclosed elsewhere in this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed in this Item 7, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital. During the next 12 months, we anticipate that we will incur approximately $1,896,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur sales, marketing, research and development expenses during the next 12 months. We may need to obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Daniel Allen	71	Chief Executive, Financial and Accounting Officer and a Director

Doyle Knudson	71	Director

Andrew Berman	63	Director

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

Andrew Berman was elected as one of our directors on February 28, 2023. Berman has a B.A. from the University of Michigan and a J.D. from the University of Miami School of Law.  His work experience includes practicing law, Business Affairs at America Online, C-level roles in technology businesses, private investing, and extensive cannabis experience in 5 states since 2015.  This cannabis work includes Maui Wellness Group (HI), Ohio Grown Therapies (OH), CEO of Harborside Inc. (CA), which he took public on the CSE in 2019, President of Greenfield Cannabis Co. (CA), a cultivator and manufacturer of premier cannabis products located in Monterey County, and PRICH Biotech, Puerto Rico’s largest vertical operator.  Berman also has broad government relations experience, having been twice elected to the City Council for the City of Mill Valley, California, including two terms as Mayor.

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. Doyle Knudson is an independent director, as that term is defined in the rules of the NYSE American. None of our directors is considered a “Financial Expert”.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions since one person, Daniel Allen, serves in all the above capacities.

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

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2022 and 2021 the compensation paid by the Company to those years to its officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Daniel Allen	2022	$80,769	$-	$94,711	-	$175,480
Chief Executive Officer(5)

Doyle Knudson	2022	$-	$-	$142,066	-	$142,066
Board Member

Evan DeVoe	2022	$172,083	$-	$-	-	$172,083
Chief Executive Officer(5)	2021	$188,462	$-	$-	-	$188,462

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)	All other compensation received that we could not properly report in any other column of the table including the dollar value of any insurance premiums we paid for life insurance for the benefit of the named executive officer.

(5)	Evan DeVoe resigned as our Chief Financial and Accounting Officer on July 29, 2022. On August 4, 2022 Daniel Allen became our new Chief Executive, Financial and Accounting Officer.

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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2022 and 2021 to our officers and directors pursuant to the Plan:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
Dan Allen	10/1/22	1,000,000	$0.21	9/30/2027
Doyle Knudson	10/1/22	1,500,000	$0.21	9/30/2027

Options Cancelled

Employee	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
None	-	-	-

Options Exercised

Name	Date of Exercise	Shares Acquired on Exercise	Value Realized
None	-	-	-

The following shows certain information as of December 31, 2022 concerning the stock options and stock bonuses granted pursuant to the Plan. Each option represents the right to purchase one share of common stock.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Stock Incentive Plan	7,700,000	$0.21	4,287,000

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

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2023 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address of Owner	Shares Owned	Percent of Class
Daniel Allen	8,366	*
Doyle Knudson	71,172	*
Andrew Berman	-	*
All Directors and Officers as a group (3 persons)	79,538	*

*	less than 1%.

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

The following table sets forth fees billed to us by our independent auditors for the years ended 2022 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2022	2021

Audit- M&K CPA	$56,850	$53,450
Tax fees	-	-
All other fees	-	-

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

BLUE LINE PROTECTION GROUP, INC.

March 31, 2023	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

	Principal Executive, Financial and	March 31, 2023
Daniel Allen	Accounting Officer and a Director

	Director	March 31, 2023
Doyle Knudson

	Director	March 31, 2023
Andrew Berman

Blue Line Protection Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blue Line Protection Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered net losses from operations for the year ended December 31, 2022, has an accumulated deficit and has a net capital deficiency as of December 31, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 8, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgments and estimates given the embedded conversion features of the notes.

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

We evaluated management’s conclusions regarding their derivative liability, reviewed support for the significant inputs used in the valuation model, and assessed the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 8 to the consolidated financial statements.

Capital Stock and Other Equity Accounts

As discussed in Note 9, the Company issues stock options as stock-based compensation to employees.

Auditing management’s calculation of the fair value of the options issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

To test the valuation of the options, we evaluated management’s significant judgments and estimates. Significant judgements and estimates related to the valuation of the options include fair valuing of the options which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data.

We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 9 to the consolidated financial statements

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020. Houston, TX
March 31, 2023

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and equivalents	$280,073	$662,177
Accounts receivable	373,175	328,042
Prepaid expenses and deposits	31,553	34,378
Total current assets	684,801	1,024,597

Long-term assets:
Right to use assets	408,616	529,711
Machinery and equipment, net et, net of accumulated depreciation of $704,433 and $586,130, respectively	254,227	284,776
Fixed assets of discontinued operations	2,782	2,782
Total long-term assets	665,625	817,269

Security Deposit	31,920	28,958

Total assets	1,382,346	1,870,824

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$555,445	$738,221
Financed lease liabilities	31,719	29,301
Notes payable - related parties	152,771	541,272
Convertible notes payable - related parties, net of unamortized discount	604,256	575,000
Current portion of operating lease obligation	112,250	125,266
Derivative liabilities	451,119	712,784
Total current liabilities	1,907,560	2,721,844

Long-term liabilities:
Financed lease liabilities - long term	37,568	16,402
Notes payable - related parties	1,000,500	1,313,817
Operating lease liability-long term	328,116	440,366
Total long-term liabilities	1,366,184	1,770,585

Total liabilities	3,273,744	4,492,429

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,485,144 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	8,251	8,486
Common Stock, owed but not issued, 129 shares and 129 shares as of December 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	10,046,096	9,021,126
Accumulated deficit	(11,965,758)	(11,671,230)
Total stockholders’ deficit	(1,891,398)	(2,621,605)

Total liabilities and stockholders’ deficit	$1,382,346	$1,870,824

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2022	2021

Revenue	$3,876,227	$4,659,393
Cost of revenue	(1,278,239)	(1,284,876)
Gross profit	2,597,988	3,374,517

Operating expenses:
General and administrative expenses	2,517,149	2,118,601
Total expenses	2,517,149	2,118,601

Operating Income	80,839	1,255,916

Other income (expenses):
Gain on settlement of accounts payable	-	533
Interest expense	(194,643)	(583,149)
Income / (Loss) on derivative	(180,724)	1,077,289
Total other income / (expenses)	(375,367)	494,673

Net income / (loss)	$(294,528)	$1,750,589

Net income per common share: Basic and Diluted	$(0.04)	$0.21
Net Income / (loss) per common share: Diluted	$(0.04)	$0.14

Weighted average number of
common shares outstanding- Basic	8,398,062	8,457,364
common shares outstanding- Diluted	8,398,062	12,314,864

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2020	20,000,000	$20,000	8,223,574	$8,224	$8,031,471	13	$(13,421,819)	$(5,362,111)

Common stock issued for conversion of debt and accrued interest	-	-	260,000	260	9,750	-	-	10,010

Rounding shares issued from reverse stock split	-	-	1,570	2	-	-	-	2

Derivative resolution	-	-	-	-	457,572	-	-	457,572

Gain on the forgiveness of accrued interest - related party	-	-	-	-	522,333	-	-	522,333

Net income for the year ended December 31, 2021	-	-	-	-	-	-	1,750,589	1,750,589
Balance, December 31, 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

Balance, December 31, 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

Cancellation of common stock	-	-	(260,000)	(260)	260	-	-	-

Common stock issued for services	-	-	25,000	25	4,725	-	-	4,750

Stock options expense	-	-	-	-	327,596	-	-	327,596

Forgiveness of interest - related party	-	-	-	-	250,000	-	-	250,000

Derivative resolution	-	-	-	-	442,389	-	-	442,389

Net Income for the year ended December 31, 2022	-	-	-	-	-	-	(294,528)	(294,528)
Balance, December 31, 2022	20,000,000	$20,000	8,250,144	$8,251	$10,046,096	13	$(11,965,758)	$(1,891,398)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the years ended
	December 31,
	2022	2021
Operating activities
Net income	$(294,528)	$1,750,589
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,146	134,371
Amortization of right to use lease asset	121,095	107,257
Common stock issued for services	4,750	-
Stock Option expense	327,596	-
Change in fair value of derivative liabilities	180,724	(1,077,289)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(45,133)	(5,444)
(Increase) / decrease in deposits and prepaid expenses	(137)	1,038
Increase (decrease) in accounts payable and accrued liabilities	67,224	100,094
Increase (decrease) in lease obligations	(125,266)	(107,242)
Net cash provided by operating activities	369,471	903,374

Cash flows from investing activities
Purchase of fixed assets	(33,725)	(66,002)
Net cash provided by/(used in) investing activities	(33,725)	(66,002)

Financing activities
Repayments on convertible notes payable - related party	-	(175,097)
Repayments on convertible notes payable	(313,318)	(146,011)
Repayments from notes payable - related party	(359,244)	(20,000)
Payments on notes payable	(45,288)	(78,837)
Net cash used in financing activities	(717,850)	(419,945)

Net increase in cash	(382,104)	417,427
Cash - beginning	662,177	244,750
Cash - ending	$280,073	$662,177

Supplemental disclosures of cash flow information:
Interest paid	$56,204	$400,256
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Capitalized leased fixed assets	$68,872	$56,735
Common stock issued for conversion of debt and interest	$-	$10,010
Derivative resolution	$442,389	$457,572
Cancellation of common stock	$260	$-
Gain on the forgiveness of accrued interest - related party	$250,000	$522,334

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2022 and 2021, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

Basis of presentation

The consolidated financial statements present the balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company has adopted December 31 as its fiscal year end.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2022 the Company has cash in excess of FDIC insured limits of $30,073. There were no cash equivalents as of December 31, 2022 or December 31, 2021.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2022 and December 31, 2021.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2022 and December 31, 2021. Depreciation expense for the years ended December 31, 2022 and, 2021 were $133,146 and $134,371 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2022 and December 31, 2021, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 16% of total revenue in the year ended December 31, 2022 and one customer comprised 22% of the account receivable balance at December 31, 2022.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2022 and December 31, 2021:

December 31, 2022

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$451,119	$-	$-	$451,119
Warrant derivative liabilities	$-	$-	$-	$-
Total	$451,119	$-	$-	$451,119

December 31, 2021

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$712,784	$-	$-	$712,784
Warrant derivative liabilities	$-	$-	$-	$-
Total	$712,784	$-	$-	$712,784

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

Year ended December 31,
Revenue Breakdown by Streams	2022	2021
Service: Transportation	$1,589,435	$1,775,594
Service: Currency Processing	$2,223,404	$2,800,377
Service: Compliance	$63,388	$83,422
Total	$3,876,227	$4,659,393

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the years ended December 31, 2022 and December 31, 2021 amounted to $9,808 and $4,298, respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended December 31, 2022 and 2011 all common stock equivalents of 3,022,000 and 0, respectively were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021

Numerator:
Net income / (loss)	$(294,528)	$1,750,589

Denominator:
Weighted-average shares of common stock	8,398,062	8,457,364
Dilutive effect of warrants	-	-
Dilutive effect of convertible instruments	-	3,875,500
Diluted weighted-average of common stock	8,398,062	12,314,864

Net income per common share from:
Basic	$(0.04)	$0.21
Diluted	$(0.04)	$0.14

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2022 and December 31, 2021 there was a payable recorded of $34,346.

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

On June 2, 2021, the Company recorded finance lease obligation for a leased a vehicle for $56,733. The Company made a down payment of $3,510 which included delivery fees, taxes and its first month payment and agreed to make 24 monthly payments of $2,765.19, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

On June 17, 2022, the Company recorded finance lease obligation for a leased vehicle for $69,255. The Company made a down payment of $2,882 which included delivery fees, taxes and its first month payment and agreed to make 36 monthly payments of $2,338, including sales tax. The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets

Future minimum lease payments as December 31, 2022

2023	$31,719
2024	37,568
Total minimum lease payments	$69,287

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

Supplemental balance sheet information related to leases is as follows:

December 31, 2022

Operating Leases	Classification	December 31, 2022
Right-of-use assets	Operating right of use assets	$408,616
Total		$408,616
Current lease liabilities	Current operating lease liabilities	$112,250
Non-current lease liabilities	Long-term operating lease liabilities	$328,116
Total		$440,366

Lease term and discount rate were as follows:

December 31, 2022
Weighted average remaining lease term (years)	2.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2022:

Finance lease expenses:

Depreciation/amortization expense	$121,095
Interest on lease liabilities	6,673
Finance lease expense	$127,768

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2022
Cash paid for operating lease liabilities	$125,266
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2022:

Operating Leases

2023	$158,298
2024	$138,532
2025	$141,302
2026	$107,558
Total	$545,690
Less: Imputed interest	$(105,324)
Present value of lease liabilities	$440,366

December 31, 2021

Operating Leases	Classification	December 31, 2021
Right-of-use assets	Operating right of use assets	$529,711
Total		$529,711
Current lease liabilities	Current operating lease liabilities	$125,266
Non-current lease liabilities	Long-term operating lease liabilities	$440,366
Total		$565,632

Lease term and discount rate were as follows:

December 31, 2021
Weighted average remaining lease term (years)	3.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2021:

Finance lease expenses:

Depreciation/amortization expense	$107,257
Interest on lease liabilities	77,121
Finance lease expense	$184,378

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2021
Cash paid for operating lease liabilities	$107,242
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	December 31, 2022	December 31, 2021

Automotive vehicles	$565,695	$485,701
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$135,706	$135,706
Leasehold improvements	$148,994	$141,234
Fixed assets, total	$958,660	$870,906
Total: accumulated depreciation	$(704,433)	$(586,130)
Fixed assets, net	$254,227	$284,776

During the years ended December 31, 2022 and December 31, 2021 the Company had $2,782 of fixed assets associated with discontinued operations.

Depreciation expense for the years ended December 31, 2022 and December 31, 2021 were $133,146 and $134,371 respectively.

Note 6 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the borrower and agreed to pay them discuss additional amount bounded to interest expense for the settlement $400,000. The first payment of $200,000 was due upon signing and Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was record as interest during the year ended December 31, 2021. As of December 31, 2022 and December 31, 2021 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of December 31, 2021 the amount had been fully amortized. As of December 31, 2022 and December 31, 2021 accrued interest and the note balance had been repaid.

Note 7 – Notes payable – related parties

Long-term liabilities: Notes payable - related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the year ended December 31, 2022, the Company repaid $30,673 of principal and accrued interest as of December 31, 2022, amounted to $0. As of December 31, 2022 the balance owed on the loan is $97,926.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears an interest (from January 1, 2022 to the date of payment) of 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party and the Company repaid $282,643 of principal and accrued interest as of December 31, 2022. As of December 31, 2022, the balance on the loan is $902,574.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of December 31, 2022 and December 31, 2021, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of December 31, 2022 and December 31, 2021 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the year ended December 31, 2022 the Company repaid a total of $359,244. The amount due as of December 31, 2022 is $329,256. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2022, and December 31, 2021 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2022 and December 31, 2021, Hyper has waived the default provision until further notice.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2022 and December 31, 2021 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2022 and December 31, 2021, Hyper has waived the default provision until further notice.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan December 31, 2022 and December 31, 2021 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of December 31, 2022, and December 31, 2021, Hyper has waived the default provision until further notice.

The Company re-measured the fair value of derivative liabilities on December 31, 2022 and December 31, 2021. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2020	$2,247,645
Settlement of derivatives upon conversion	$(457,572)
Gain on change in fair value of the derivative	$(1,077,289)
Balance – December 31, 2021	$712,784
Settlement of derivatives upon conversion	$(442,389)
Gain on change in fair value of the derivative	$180,724
Balance – December 31, 2022	$451,119

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31, 2022	Year ended December 31, 2021
Expected term	0.25 – 1.09 years	0.25 – 1.09 years
Expected average volatility	229.64% – 260.80%	138.34% – 162.05%
Expected dividend yield	-	-
Risk-free interest rate	4.12% – 4.76%	0.06% – 0.39%

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

Common stock

During the year ended December 31, 2022, 260,000 shares of common stock were returned to the treasury.

During October 2022 the Company issued a total of 25,000 shares of common stock valued at $4,750 ($0.19 per share) to an employee, the fair market value on the date of issuance.

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

The following is a summary of the Company’s stock option activity for the year ended December 31, 2022:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2021	-	$-
Granted	3,114,500	$0.21
Expired	-	$-
Cancelled	(92,500)	$0.21
Outstanding at December 31, 2022	3,022,000	$0.21
Options exercisable at December 31, 2022	1,541,000	$0.21

The following tables summarize information about stock options outstanding and exercisable at December 31, 2022 and December 31, 2020:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2022
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,022,000	4.75	$0.21	1,541,000	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for the years ended December 31, 2022 and 2021 was $327,596 and $0 respectively.

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

For the year ended December 31, 2022 the company had an operating profit but had a net operating loss as of December 31, 2021 that exceeded the profit and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2022 and 2021, the Company had approximately $8,928,421 and $8,780,500 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$(1,874,970)	$(1,843,905)
Valuation allowance	$(1,874,970)	(1,843,905)
Total deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $1,874,970 and $1,843,905 against its net deferred taxes is necessary as of December 31, 2022 and December 31, 2021, respectively. The change in valuation allowance for the years ended December 31, 2022 and 2021 is $(31,065) and $(202,258) respectively.

At December 31, 2022 and December 31, 2021, respectively, the Company had $8,928,427 and $8,780,500, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2022	2021

Federal statutory taxes	(21.00)%	(21.00)%
Change in tax rate estimate	—	—
Change in valuation allowance	21.00%	21.00%
	—%	—%

The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $1,874,970 and $1,843,905 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2022 and 21 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2022	2021
Federal statutory tax Reconciliation rate	(21.0)%	(21.0)%
Permanent difference and other	21.0%	21.0%

Note 12 – Subsequent events

On March 14, 2023, the Company entered into a lease extension for 4328 E. Magnolia Street location. The lease expires on May 31, 2028, with payments as follows:

Months 1-12:	$6,379.20
Months 13-24:	$6,591.84
Months 25-36:	$6,804.48
Months 37-48:	$7,017.12
Months 49-60:	$7,229.76

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

