Form 10-Q
period 2023-03-31
Blue Line Protection Group, Inc.
filed 2023-05-15
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 15, 2023, the registrant had 8,250,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$409,343	$280,073
Accounts receivable	336,641	373,175
Prepaid expenses and deposits	31,553	31,553
Total current assets	777,537	684,801

Long-term assets:
Right to use assets	375,915	408,616
Machinery and equipment, net of accumulated depreciation of $722,645 and $687,725, respectively	219,307	254,227
Fixed assets of discontinued operations	2,782	2,782
Total long term assets	598,004	665,625

Security Deposit	31,920	31,920

Total assets	1,407,461	1,382,346

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$616,526	$555,445
Financed lease liabilities	24,508	31,719
Notes payable - related parties	152,771	152,771
Convertible notes payable - related parties, net of unamortized discount	583,191	604,256
Current portion of operating lease obligation	77,845	112,250
Derivative liabilities	485,119	451,119
Total current liabilities	1,939,960	1,907,560

Long-term liabilities:
Financed lease liabilities - long term	31,836	37,568
Notes payable - related parties	944,927	1,000,500
Operating lease liability-long term	328,116	328,116
Total long-term liabilities	1,304,879	1,366,184

Total liabilities	3,244,839	3,273,744

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares
as of March 31,2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	10,105,681	10,046,096
Accumulated deficit	(11,971,323)	(11,965,758)
Total stockholders’ deficit	(1,837,378)	(1,891,398)

Total liabilities and stockholders’ deficit	$1,407,461	$1,382,346

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2023	2022

Revenue	$1,009,066	1,000,256
Cost of revenue	(360,927)	(283,105)
Gross profit	648,139	717,151

Operating expenses:
General and administrative expenses	552,132	513,541
Total expenses	552,132	513,541

Operating Income	96,007	203,610

Other income (expenses):
Interest expense	(43,497)	(65,768)
Income / (Loss) on derivative securities	(58,075)	(288,053)
Total other income / (expenses)	(101,572)	(353,821)

Net income / (loss)	$(5,565)	$(150,211)

Net income per common share: Basic and Diluted	$(0.00)	$(0.02)
Net Income / (loss) per common share: Diluted	$(0.00)	$(0.02)

Weighted average number of
common shares outstanding- Basic and Diluted	8,250,144	8,451,144
common shares outstanding- Diluted	8,250,144	8,451,144

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the three months ended
	March 31,
	2022	2021
Operating activities
Net income (loss)	$(5,565)	$(150,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,920	24,081
Amortization of right to use	32,701	28,895
Stock Option expense	35,510	-
Change in fair value of derivative liabilities	58,075	288,053
Changes in operating assets and liabilities:
(Increase) in accounts receivable	36,534	5,574
(Increase) / decrease in deposits and prepaid expenses	-	3,309
Increase (decrease) in accounts payable and accrued liabilities	61,081	68,779
Increase (decrease) in lease obligations	(34,405)	(29,542)
Net cash provided by operating activities	218,851	238,938
Financing activities
Repayments on convertible notes payable - related party	(21,064)	(300,698)
Repayments from notes payable - related party	(55,574)	-
Payments on notes payable	(12,943)	(8,631)
Net cash used in financing activities	(89,581)	(309,329)

Net increase in cash	129,270	(70,391)
Cash - beginning	280,073	662,177
Cash - ending	$409,343	$591,786

Supplemental disclosures of cash flow information:
Interest paid	$20,700	$9,914
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Derivative resolution	$24,075	$189,265

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 2023 AND 2022

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31 , 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

Derivative resolution	-	-	-	-	189,265	-	-	189,265

Net (loss) income for the three months ended March 31, 2022	-	-	-	-	-	-	(150,211)	(150,211)
Balance, March 31, 2022	20,000,000	$20,000	8,485,144	$8,486	$9,210,391	13	$(11,821,441)	$(2,582,551)

Balance, December 31, 2022	20,000,000	$20,000	8,250,144	$8,251	$10,046,096	13	$(11,965,758)	$(1,891,398)

Stock options expense	-	-	-	-	35,510	-	-	35,510

Derivative resolution	-	-	-	-	24,075	-	-	24,075

Net (loss) income for the three months ended March 31, 2023	-	-	-	-	-	-	(5,565)	(5,565)
Balance, March 31, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,105,681	13	$(11,971,323)	$(1,837,378)

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the periods ended March 31, 2023 and 2022, the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

In the opinion of management, these statements reflect all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2023 the Company has cash in excess of FDIC insured limits of $150,124. There were no cash equivalents as of March 31, 2023 or December 31, 2022.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at March 31, 2023 and December 31, 2022.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2023 and December 31, 2022. Depreciation expense for the three months ended March 31, 2023 and, 2022 was $34,920 and $24,081 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of March 31, 2023 and December 31, 2022, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 10.4% of total revenue for the three months ended March 31, 2023 and one customer comprised 18.9% of the account receivable balance at March 31, 2023.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

March 31, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$485,119	$-	$-	$485,119
Warrant derivative liabilities	$-	$-	$-	$-
Total	$485,119	$-	$-	$485,119

December 31, 2022

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$451,119	$-	$-	$451,119
Warrant derivative liabilities	$-	$-	$-	$-
Total	$451,119	$-	$-	$451,119

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

Three months ended March 31,
Revenue Breakdown by Streams	2023	2022
Service: Transportation	$429,705	$390,026
Service: Currency Processing	$576,250	$605,107
Service: Compliance	$3,111	$5,123
Total	$1,009,066	$1,000,256

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the three months ended March 31, 2023 and March 31, 2022 amounted to $4,020 and $0, respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2023 and 2022 all common stock equivalents of 4,797,429 and 3,107,500, respectively were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a net loss, accumulated deficit and had a working capital deficit as of March 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of March 31, 2023 and December 31, 2022 there was a payable recorded of $34,346.

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

Future minimum lease payments as March 31, 2023

2023	$24,508
2024	31,386
Total minimum lease payments	$56,344

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

Supplemental balance sheet information related to leases is as follows:

March 31, 2023

Operating Leases	Classification	March 31, 2023
Right-of-use assets	Operating right of use assets	$375,915
Total		$375,915
Current lease liabilities	Current operating lease liabilities	$77,845
Non-current lease liabilities	Long-term operating lease liabilities	$328,116
Total		$405,961

Lease term and discount rate were as follows:

March 31, 2023
Weighted average remaining lease term (years)	2.25
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2022:

Finance lease expenses:

Depreciation/amortization expense	$32,701
Interest on lease liabilities	12,343
Finance lease expense	$45,044

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2022
Cash paid for operating lease liabilities	$34,405
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of March 31, 2023:

Operating Leases

2023	$124,513
2024	$138,532
2025	$141,302
2026	$107,558
Total	$511,905
Less: Imputed interest	$(105,944)
Present value of lease liabilities	$405,961

December 31, 2022

Operating Leases	Classification	December 31, 2022
Right-of-use assets	Operating right of use assets	$408,616
Total		$408,616
Current lease liabilities	Current operating lease liabilities	$112,250
Non-current lease liabilities	Long-term operating lease liabilities	$328,116
Total		$440,366

Lease term and discount rate were as follows:

December 31, 2022
Weighted average remaining lease term (years)	2.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2022:

Finance lease expenses:

Depreciation/amortization expense	$121,095
Interest on lease liabilities	6,673
Finance lease expense	$127,768

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2022
Cash paid for operating lease liabilities	$125,266
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	March 31, 2023	December 31, 2022

Automotive vehicles	$565,695	$565,695
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$135,706	$135,706
Leasehold improvements	$148,994	$148,994
Fixed assets, total	$958,660	$958,660
Total: accumulated depreciation	$(739,353)	$(704,433)
Fixed assets, net	$219,307	$254,227

At March 31, 2023 and December 31, 2022 the Company had $2,782 of fixed assets associated with discontinued operations.

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 were $34,920 and $24,081 respectively.

Note 6 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the borrower and agreed to pay them discuss additional amount bounded to interest expense for the settlement $400,000. The first payment of $200,000 was due upon signing and Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was recorded as interest during the year ended December 31, 2021. As of March 31, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The conversion Feature Convertible immediately after the issuance, the Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of March December 31, 2021 the amount had been fully amortized. As of March 31, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

Note 7 – Notes payable – related parties

Long-term liabilities: Notes payable - related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the three months ended March 31, 2023, the Company repaid $5,439 of principal and accrued interest as of March 31, 2023 and December 31, 2022, amounted to $0. As of March 31, 2023 the balance owed on the loan is $92,487.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears an interest (from January 1, 2022 to the date of payment) of 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. The Company repaid $332,776 of principal and accrued interest as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the balance on the loan is $852,440 and $902,574, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of March 31, 2023 and December 31, 2022, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of March 31, 2022 and December 31, 2022 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the three months ended March 31, 2023 the Company repaid a total of $21,064. The amount due as of March 31, 2023 and December 31, 2022 is $308,191 and $329,256, respectively. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2023, and December 31, 2022 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2023 and December 31, 2022, Hyper has waived the default provision until further notice.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) and a related party, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at March 31, 2023 and December 31, 2022 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2023 and December 31, 2022, Hyper has waived the default provision until further notice.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures, L.P., a related party. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan March 31, 2023 and December 31, 2022 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of March 31, 2023, and December 31, 2022, Hyper has waived the default provision until further notice.

The Company re-measured the fair value of derivative liabilities on March 31, 2023 and December 31, 2022. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2021	$712,784
Settlement of derivatives upon conversion	$(442,389)
Change in fair value of the derivative	$180,724
Balance – December 31, 2022	$451,119
Settlement of derivatives upon conversion	$(24,075)
Gain on change in fair value of the derivative	$58,075
Balance – March 31, 2023	$485,119

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Three Months ended March 31, 2023	Year ended December 31, 2022
Expected term	0.25 – 1.09 years	0.25 – 1.09 years
Expected average volatility	31.46% – 214.36%	229,.64% – 260.80%
Expected dividend yield	-	-
Risk-free interest rate	4.85% – 4.94%	4.12% – 4.76%

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

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2023:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2022	3,022,000	$-
Granted	-	$0.21
Expired	-	$-
Cancelled	(17,500)	$0.21
Outstanding at March 31, 2023	3,004,500	$0.21
Options exercisable at March 31, 2023	1,541,000	$0.21

The following tables summarize information about stock options outstanding and exercisable at March 31, 2023:

OPTIONS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2023
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,004,500	4.	$0.21	1,541,000	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three months ended March 31, 2023 was $35,510.

Note 12 – Subsequent events

On May 3, 2023, the Company issued Andrew Berman, a Director of the Company, an option to purchase 350,000 shares of the Company’s common stock. The option is exercisable at a price of $0.21 per share and expires on September 30, 2027.  Options to purchase 50% of the shares can be exercised immediately. Options to purchase 25% of the shares can be exercised after June 30, 2023. Options to purchase 25% of the shares can be exercised after March 30, 2024. The Company also issued Mr. Berman an option to purchase an additional 400,000 shares of the Company’s common stock. The option is exercisable at a price of $.21 per share. The option to purchase these 400,000 shares will not be exercisable unless and until the Company (i) sells all or substantially all of its assets or (ii) the Company mergers with another entity and the Company is not the surviving entity in the merger. Notwithstanding the above, the option will not be issued if condition (i) or (ii) are not met by September 29, 2027. However, if the option is issued, the option will expire on September 30, 2027.

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide armed protection and transportation, banking, compliance and training services for businesses engaged in the legal cannabis industry. During the three months ended March 31, 2023 substantially all of our revenue was derived from transportation and currency processing services.

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

4

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2023 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Revenue	(I)	Increase in services
Cost of revenue	(I)	Increase in distance traveled
Interest expense	(D)	Decrease in borrowings
Gain (loss) on change in fair value of derivative securities	(D)	Reduction in debt and lower stock prices

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2023 and 2022 were:

	2023	2022

Cash provided by operations	$218,851	$238,938
Loan payments	<89,581>	<309,329>

As of March 31, 2023 we did not have any material capital commitments other than loan payments.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the three months ended March 31, 2023.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2023 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2022.

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

BLUE LINE PROTECTION GROUP, INC.

May 15, 2023	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

8