Form 10-Q
period 2023-06-30
Blue Line Protection Group, Inc.
filed 2023-08-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 8,250,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$413,080	$280,073
Accounts receivable	386,066	373,175
Prepaid expenses and deposits	33,601	31,553
Total current assets	832,747	684,801

Long-term assets:
Right to use assets	654,966	408,616
Machinery and equipment net of accumulated depreciation of $756,137 and $687,725, respectively	185,815	254,227
Fixed assets of discontinued operations	2,782	2,782
Total long term assets	843,563	665,625

Security Deposit	31,920	31,920

Total assets	1,708,230	1,382,346

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$564,012	$555,445
Financed lease liabilities	22,549	31,719
Notes payable - related parties	152,771	152,771
Convertible notes payable - related parties, net of unamortized discount	561,730	604,256
Current portion of operating lease obligation	91,175	112,250
Derivative liabilities	452,744	451,119
Total current liabilities	1,844,981	1,907,560

Long-term liabilities:
Financed lease liabilities - long term	25,903	37,568
Notes payable - related parties	888,657	1,000,500
Operating lease liability-long term	592,827	328,116
Total long-term liabilities	1,507,387	1,366,184

Total liabilities	3,352,368	3,273,744

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of June 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	10,168,006	10,046,096
Accumulated deficit	(11,840,408)	(11,965,758)
Total stockholders’ deficit	(1,644,138)	(1,891,398)

Total liabilities and stockholders’ deficit	$1,708,230	$1,382,346

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$1,104,501	984,811	$2,113,567	$1,985,067
Cost of revenue	(367,652)	(310,592)	(728,579)	(593,697)
Gross profit	736,849	674,219	1,384,988	1,391,370

Operating expenses:
General and administrative expenses	559,853	542,075	1,111,985	1,055,616
Total expenses	559,853	542,075	1,111,985	1,055,616

Operating Income	176,996	132,144	273,003	335,754

Other income (expenses):
Interest expense	(55,437)	(74,970)	(98,934)	(140,738)
Income / (Loss) on derivative	9,356	128,777	(48,719)	(159,276)
Total other income / (expenses)	(46,081)	53,807	(147,653)	(300,014)

Net income	$130,915	$185,951	$125,350	$35,740

Net income per common share: Basic	$0.02	$0.02	$0.01	$0.00
Net income per common share: Diluted	$0.02	$0.02	$0.01	$0.00

Weighted average number of
common shares outstanding- Basic	8,250,144	8,485,144	8,398,062	8,485,144
common shares outstanding- Diluted	13,040,506	16,525,144	13,188,424	16,525,144

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	For the six months ended
	June 30,
	2023	2022
Operating activities
Net income	$125,350	$35,740
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,412	57,267
Amortization of right to use asset	66,082	58,685
Stock Option expense	74,816	-
Change in fair value of derivative liabilities	48,719	159,276
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(12,891)	30,534
(Increase) / decrease in deposits and prepaid expenses	(2,048)	(1,830)
Increase (decrease) in accounts payable and accrued liabilities	8,567	63,201
Increase (decrease) in lease obligations	(68,796)	(60,111)
Net cash provided by operating activities	308,211	342,762

Cash flows from investing activities
Purchase of fixed assets	-	(11,122)
Net cash used in investing activities	-	(11,122)

Financing activities
Repayments on convertible notes payable - related party	(42,526)	(187,500)
Repayments on notes payable - related party	(111,843)	(204,240)
Payments on notes payable	(20,835)	(17,344)
Net cash used in financing activities	(175,204)	(409,084)

Net increase in cash	133,007	(77,444)
Cash - beginning	280,073	662,177
Cash - ending	$413,080	$584,733

Supplemental disclosures of cash flow information:
Interest paid	$40,305	$24,230
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Capitalized leased fixed assets	$-	$68,872
Derivative resolution	$47,094	$231,812
Initial recognition of right to use asset and lease liability	$312,432	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, March 31, 2022	20,000,000	$20,000	8,485,144	$8,486	$9,210,391	13	$(11,821,441)	$(2,582,551)

Derivative resolution	-	-	-	-	42,547	-	-	42,547

Net income for the three months ended June 30, 2022	-	-	-	-	-	-	185,951	185,951
Balance, June 30, 2022	20,000,000	$20,000	8,485,144	$8,486	$9,252,938	13	$(11,635,490)	$(2,354,053)

Balance, March 31, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,105,681	13	$(11,971,323)	$(1,837,378)

Stock options expense	-	-	-	-	39,306	-	-	39,306

Derivative resolution	-	-	-	-	23,019	-	-	23,019

Net income for the three months ended June 30, 2023	-	-	-	-	-	-	130,915	130,915
Balance, June 30, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,168,006	13	$(11,840,408)	$(1,644,138)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31 , 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

Derivative resolution	-	-	-	-	231,812	-	-	231,812

Net income for the six months ended June 30, 2022	-	-	-	-	-	-	35,740	35,740
Balance, June 30, 2022	20,000,000	$20,000	8,485,144	$8,486	$9,252,938	13	$(11,635,490)	$(2,354,053)

Balance, December 31 , 2022	20,000,000	$20,000	8,250,144	$8,251	$10,046,096	13	$(11,965,758)	$(1,891,398)

Stock options expense	-	-	-	-	74,816	-	-	74,816

Derivative resolution	-	-	-	-	47,094	-	-	47,094

Net income for the six months ended June 30, 2023	-	-	-	-	-	-	125,350	125,350
Balance, June 30, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,168,006	13	$(11,840,408)	$(1,644,138)

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

On July 6, 2021, the Company effected a reverse stock split and a pro-rata decrease in its authorized common stock on a basis of 1-for-100, the authorized capital of the Company concurrently decreased to 14,000,000 shares of common stock. All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the reverse stock split.

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the periods ended June 30, 2023 and June 30, 2022 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

In the opinion of management, these statements reflect all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2023 the Company has cash in excess of FDIC insured limits of $163,080. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at June 30, 2023 and December 31, 2022.

Property and equipment

Property and equipment is recorded at cost and capitalized from the initial date of service. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective periods. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Automotive Vehicles	5 years
Furniture and Equipment	5 years
Buildings and Improvements	the lesser of the life of the lease or the estimated useful life of the lease

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as June 30, 2023 and December 31, 2022. Depreciation expense for the three and six months ended June 30, 2023 and, 2022 was $33,483, $68,412, $33,186, and $57,267 respectively.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of June 30, 2023 and December 31, 2022, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 9.7% of total revenue for the six months ended June 30, 2023 and one customer comprised 22.9% of the account receivable balance at June 30, 2023.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

June 30, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$452,744	$-	$-	$452,744
Warrant derivative liabilities	$-	$-	$-	$-
Total	$452,744	$-	$-	$452,744

December 31, 2022

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$451,119	$-	$-	$451,119
Warrant derivative liabilities	$-	$-	$-	$-
Total	$451,119	$-	$-	$451,119

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

Three months ended June 30,
Revenue Breakdown by Streams	2023	2022
Service: Transportation	$494,813	$399,083
Service: Currency Processing	$593,058	$582,465
Service: Compliance	$16,630	$3,263
Total	$1,104,501	$984,811

Six months ended June 30,
Revenue Breakdown by Streams	2023	2022
Service: Transportation	$924,518	$789,079
Service: Currency Processing	$1,169,308	$1,187,572
Service: Compliance	$19,741	$8,416
Total	$2,113,567	$1,985,067

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the three and six months ended June 30, 2023 and June 30, 2022 amounted to $685, $4,704, $0 and $374, respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three and six months ended June 30, 2023 and 2022 all common stock equivalents of 4,970,362, 4,970,362,16, 255,144 and 16,525,144, respectively were included in the calculation of diluted income per share as their effect would be dilutive.

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

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. Therefore, there was no impact recorded to beginning retained earnings or the statement of operations.

The Company evaluated all other recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

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

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of June 30, 2023 and December 31, 2022 there was a payable recorded of $34,346.

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

Future minimum lease payments as June 30, 2023

2023	$22,549
2024	25,903
Total minimum lease payments	$48,452

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

On May 29, 2018 the Company leased a building located at 4328 E. Magnolia Street, Phoenix, Arizona. The lease is for an initial term of one year, with the Company having the option to extend the term of the lease for additional four year periods. The lease requires rental payments of $3,880 per month which will increase 2% annually. The Company paid a $4,369 deposit at the inception of the lease. The lease was renewed and extended for an additional five year period, with a starting rent of $6,379.20 per month which will increase 4% annually.

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

Supplemental balance sheet information related to leases is as follows:

June 30, 2023

Operating Leases	Classification	June 30, 2023
Right-of-use assets	Operating right of use assets	$654,966
Total		$654,966
Current lease liabilities	Current operating lease liabilities	$91,175
Non-current lease liabilities	Long-term operating lease liabilities	$592,827
Total		$648,002

Lease term and discount rate were as follows:

June 30, 2023
Weighted average remaining lease term (years)	48.50
Weighted average discount rate	12%

The following summarizes lease expenses for the six months ended June 30, 2023:

Finance lease expenses:

Depreciation/amortization expense	$66,082
Interest on lease liabilities	36,105
Finance lease expense	$102,187

Supplemental disclosures of cash flow information related to leases were as follows:

June 30, 2023
Cash paid for operating lease liabilities	$68,796
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of June 30, 2023:

Operating Leases

2023	$107,631
2024	$218,833
2025	$224,230
2026	$193,112
2027	$88,179
2028	$39,197
Total	$871,182
Less: Imputed interest	$(223,160)
Present value of lease liabilities	$648,002

December 31, 2022

Operating Leases	Classification	December 31, 2022
Right-of-use assets	Operating right of use assets	$408,616
Total		$408,616
Current lease liabilities	Current operating lease liabilities	$112,250
Non-current lease liabilities	Long-term operating lease liabilities	$328,116
Total		$440,366

Lease term and discount rate were as follows:

December 31, 2022
Weighted average remaining lease term (years)	2.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2022:

Finance lease expenses:

Depreciation/amortization expense	$121,095
Interest on lease liabilities	6,673
Finance lease expense	$127,768

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2022
Cash paid for operating lease liabilities	$125,266
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Note 5 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the Lender and agreed to pay the Lender a settlement of $400,000. The first payment of $200,000 was due upon signing and the Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was recorded as interest during the year ended December 31, 2021. As of June 30, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of June 30, 2023 and December 31, 2022 the amount had been fully amortized. As of June 30, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

Note 6 – Notes payable – related parties

Long-term liabilities: Notes payable - related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the six months ended June 30, 2023, the Company repaid $10,947 of principal. Accrued interest as of June 30, 2023 and December 31, 2022, amounted to $0. As of June 30, 2023 the balance owed on the loan is $86,979.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the six months ended June 30, 2023 the Company repaid $100,896 of principal and accrued interest. As of June 30, 2023 and December 31, 2022, the balance on the loan is $801,678 and $902,574, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of June 30, 2023 and December 31, 2022, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of June 30, 2023 and December 31, 2022 the principal balance owed on this loan was $54,621 and $54,621, respectively.

Current Liabilities: Convertible notes payable to related parties

As of December 31, 2021 the Company owed Hypur Inc. $688,500 plus accrued interest. The amounts owed to Hypur were represented by eight Promissory Notes dated between September 20, 2016 and September 3, 2019. By an agreement effective January 31, 2022 the Company and Hypur agreed to the following:

●	On March 3, 2022 the Company paid Hypur $137,500, which was applied to principal of the notes.

●	On or before each date shown below, the Company paid Hypur $12,500, which applied to principal of the notes.

Date	Amount

March 31, 2022	$12,500

April 30, 2022	$12,500

May 31, 2022	$12,500

June 30, 2022	$12,500

●	On or before July 31, 2022 the Company agreed to pay Hypur $137,500, which will apply to principal of the notes.

●	All principal amounts owed to Hypur under the Promissory Notes will bear interest at 7.5% per year between January 31, 2022 and July 31, 2022 as long as the Company is not in default under the terms of its agreement with Hypur.

●	If by July 31, 2022 all payments required by the Company’s agreement with Hypur have been made in a timely fashion, Hypur will forgive $250,000 of accrued interest owed by the Company under the Promissory Notes.

●	After July 31, 2022 future payment plans will be negotiated, provided however that any principal amounts owed to Hypur under the Promissory Notes after July 31, 2022 will not bear interest in excess of 7.5% per year with a default rate of 12% per year.

●	Hypur will waive any default rights between January 31, 2022 and August 31, 2022 on a month-to-month basis so long as all payments required by the Company’s agreement with Hypur have been made.

During the six months ended June 30, 2023 the Company repaid a total of $42,526. The amount due as of June 30, 2023 and December 31, 2022 is $286,730 and $329,256, respectively. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at June 30, 2023, and December 31, 2022 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of June 30, 2023 and December 31, 2022, Hyper has waived the default provision until further notice.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at June 30, 2023 and December 31, 2022 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of June 30, 2023 and December 31, 2022, Hyper has waived the default provision until further notice.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan June 30, 2023 and December 31, 2022 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of June 30, 2023, and December 31, 2022, Hyper has waived the default provision until further notice.

The Company re-measured the fair value of derivative liabilities on June 30, 2023 and December 31, 2022. See Note 7.

Note 7 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2021	$712,784
Settlement of derivatives upon conversion	$(442,389)
Change in fair value of the derivative	$180,724
Balance – December 31, 2022	$451,119
Settlement of derivatives upon conversion	$(47,094)
Gain on change in fair value of the derivative	$48,719
Balance – June 30, 2023	$452,744

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Six Months ended June 30, 2023	Year ended December 31, 2022
Expected term	0.25 – 1.01 years	0.25 – 1.09 years
Expected average volatility	209.45% – 362%	229,.64% – 260.80%
Expected dividend yield	-	-
Risk-free interest rate	5.24% – 5.47%	4.12% – 4.76%

Note 8 – Stockholders’ deficit

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

On July 6, 2021, the Company effected a reverse stock split and a pro-rata decrease in its authorized common stock on a basis of 1-for-100, the authorized capital of the Company concurrently decreased to 14,000,000 shares of common stock. All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the reverse stock split. The Company issued a total of 1,570 shares of common stock due to rounding on the reverse stock split.

Common stock

During the year ended December 31, 2022, 260,000 shares of common stock were returned to the treasury.

During October 2022 the Company issued a total of 25,000 shares of common stock valued at $4,750 ($0.19 per share) to an employee, the fair market value on the date of issuance.

Preferred stock

On May 3, 2016, the Company entered into, an agreement with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company sold to Hypur Ventures, in a private placement, 10,000,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for gross proceeds of $500,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock has such other rights, preferences and privileges as are set forth in a certificate of designation filed with the Nevada Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $114,229. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Between July and August of 2016 Hypur Ventures purchased an additional 10,000,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $0.10, at a purchase price of $0.05 per share for net proceeds of $445,000, net of legal fees of $55,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock has such other rights, preferences and privileges as are set forth in a certificate of designation filed with the Nevada Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it does not contain a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $0.

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

Note 9 – Options and warrants

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

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2023:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2022	3,022,000	$-
Granted	350,000	$0.21
Expired	-	$-
Cancelled	(40,000)	$0.21
Outstanding at June 30, 2023	3,332,000	$0.21
Options exercisable at June 30, 2023	1,716,000	$0.21

The following tables summarize information about stock options outstanding and exercisable at June 30, 2023:

OPTIONS OUTSTANDING AND EXERCISABLE AT JUNE 30, 2023
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,332,000	4.	$0.21	1,716,000	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three and six months ended June 30, 2023 was $39,306 and $74,316, respectively.

Note 10 – Subsequent events

None.

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide transportation, currency processing, and compliance for businesses engaged in the legal cannabis industry. During the three and six months ended June 30, 2023 substantially all our revenue was derived from transportation, currency processing, and compliance services.

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

4

Results of Operations

Material changes in line items in our Statement of Operations for the six months ended June 30, 2023 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Revenue	(I)	Increase in services
Cost of revenue	(I)	Increase in distance traveled
Interest expense	(D)	Decrease in borrowings
Income on change in fair value of derivative securities	(D)	Reduction in debt and lower stock prices

Capital Resources and Liquidity

Our material sources and <uses> of cash during the six months ended June 30, 2023 and 2022 were:

	2023	2022

Cash provided by operations	$308,211	$342,762
Purchase of fixed assets	-	<11,122>
Loan payments	<175,204>	<409,084>

As of June 30, 2023 we did not have any material capital commitments other than loan payments.

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

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2024.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2023 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2022.

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

6

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

BLUE LINE PROTECTION GROUP, INC.

August 14, 2023	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

8