Form 10-Q
period 2023-09-30
Blue Line Protection Group, Inc.
filed 2023-11-13
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 8,250,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$514,695	$280,073
Accounts receivable	362,159	373,175
Prepaid expenses and deposits	33,601	31,553
Total current assets	910,455	684,801

Long-term assets:
Right to use assets	621,300	408,616
Machinery and equipment, net of accumulated depreciation of $754,281 and $687,725, respectively	263,048	254,227
Fixed assets of discontinued operations	2,782	2,782
Total long term assets	887,130	665,625

Security Deposit	31,920	31,920

Total assets	1,829,505	1,382,346

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$662,746	$555,445
Financed lease liabilities	23,344	31,719
Notes payable - related parties	152,771	152,771
Convertible notes payable - related parties, net of unamortized discount	539,863	604,256
Current portion of operating lease obligation	156,498	112,250
Derivative liabilities	394,757	451,119
Total current liabilities	1,929,979	1,907,560

Long-term liabilities:
Financed lease liabilities - long term	19,760	37,568
Notes payable - related parties	831,681	1,000,500
Operating lease liability-long term	494,215	328,116
Total long-term liabilities	1,345,656	1,366,184

Total liabilities	3,275,635	3,273,744

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of September 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	10,160,368	10,046,096
Accumulated deficit	(11,634,762)	(11,965,758)
Total stockholders’ deficit	(1,446,130)	(1,891,398)

Total liabilities and stockholders’ deficit	$1,829,505	$1,382,346

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$1,105,945	912,453	$3,219,512	$2,897,520
Cost of revenue	(388,852)	(345,485)	(1,117,431)	(939,182)
Gross profit	717,093	566,968	2,102,081	1,958,338

Operating expenses:
General and administrative expenses	495,919	611,613	1,607,904	1,667,229
Total expenses	495,919	611,613	1,607,904	1,667,229

Operating Income	221,174	(44,645)	494,177	291,109

Other income (expenses):
Gain on sale of fixed asset	1,000	-	1,000	-
Interest expense	(44,927)	(11,197)	(143,861)	(151,935)
Income / (Loss) on derivative	28,399	(44,086)	(20,320)	(203,362)
Total other income / (expenses)	(15,528)	(55,283)	(163,181)	(355,297)

Net income / (loss)	$205,646	$(99,928)	$330,996	$(64,188)

Net income per common share: Basic and Diluted	$0.02	$(0.01)	$0.04	$(0.01)
Weighted average number of
common shares outstanding- Basic	8,250,144	8,448,001	8,250,144	8,374,927
common shares outstanding- Diluted	17,474,060	8,448,001	17,474,060	8,374,927

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	For the nine months ended
	September 30,
	2023	2022
Operating activities
Net income (loss)	$330,996	$(64,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,372	96,034
Amortization of right to use	99,748	89,405
Stock Option expense	37,590	-
Change in fair value of derivative liabilities	20,320	203,362
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	11,016	50,881
(Increase) / decrease in deposits and prepaid expenses	(2,048)	208
Increase (decrease) in accounts payable and accrued liabilities	107,301	74,637
Increase (decrease) in lease obligations	(102,085)	(91,873)
Net cash provided by operating activities	598,210	358,466

Cash flows from investing activities
Purchase of fixed assets	(104,193)	(18,882)
Net cash used in investing activities	(104,193)	(18,882)

Financing activities
Repayments of convertible notes payable - related party	(64,392)	(338,570)
Repayments of notes payable - related party	(168,820)	(258,434)
Payments on notes payable	(26,183)	(30,484)
Net cash used in financing activities	(259,395)	(627,488)

Net increase in cash	234,622	(287,904)
Cash - beginning	280,073	662,177
Cash - ending	$514,695	$374,273

Supplemental disclosures of cash flow information:
Interest paid	$58,799	$28,400
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Capitalized leased fixed assets	$-	$68,872
Derivative resolution	$76,682	$417,018
Cancellation of common stock	$-	$260
Gain on the forgiveness of accrued interest - related party	$-	$250,000

Initial recognition of right of use asset and lease liability	$312,432	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, June 30, 2022	20,000,000	$20,000	8,485,144	$8,486	$9,252,938	13	$(11,635,490)	$(2,354,053)

Cancellation of common stock	-	-	(260,000)	(260)	260	-	-	-

Forgiveness of interest - related party	-	-	-	-	250,000	-	-	250,000

Derivative resolution	-	-	-	-	185,206	-	-	185,206

Net income for the three months ended September 30, 2022	-	-	-	-	-	-	(99,928)	(99,928)
Balance, September 30, 2022	20,000,000	$20,000	8,225,144	$8,226	$9,688,404	13	$(11,735,418)	$(2,018,775)

Balance, June 30, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,116,348	13	$(11,840,408)	$(1,695,796)

Stock options expense	-	-	-	-	14,431	-	-	14,431

Derivative resolution	-	-	-	-	29,589	-	-	29,589

Net income for the three months ended September 30, 2023	-	-	-	-	-	-	205,646	205,646
Balance, September 30, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,160,368	13	$(11,634,762)	$(1,446,130)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31 , 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

Cancellation of common stock	-	-	(260,000)	(260)	260	-	-	-
								-
Forgiveness of interest - related party	-	-	-	-	250,000	-	-	250,000

Derivative resolution	-	-	-	-	417,018	-	-	417,018

Net income for the nine months ended September 30, 2022	-	-	-	-	-	-	(64,188)	(64,188)
Balance, September 30, 2022	20,000,000	$20,000	8,225,144	$8,226	$9,688,404	13	$(11,735,418)	$(2,018,775)

Balance, December 31 , 2022	20,000,000	$20,000	8,250,144	$8,251	$10,046,096	13	$(11,965,758)	$(1,891,398)

Stock options expense	-	-	-	-	37,590	-	-	37,590

Derivative resolution	-	-	-	-	76,682	-	-	76,682

Net income for the nine months ended September 30, 2023	-	-	-	-	-	-	330,996	330,996
Balance, September 30, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,160,368	13	$(11,634,762)	$(1,446,130)

The accompanying notes are an integral part of these consolidated financial statements.

Blue Line Protection Group, Inc.

Notes to Consolidated Financial Statements

Note 1 – History and organization of the company

The Company was originally organized on September 11, 2006 (Date of Inception) under the laws of the State of Nevada as The Engraving Masters, Inc. The Company was authorized to issue up to 100,000,000 shares of its common stock and 100,000,000 shares of preferred stock, each with a par value of $0.001 per share.

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

The Company provides logistics, and compliance services for businesses engaged in the legal cannabis industry. The Company offers asset logistic services, such as armed transportation services; including shipment protection, money escorts, asset vaulting, financial services, such as handling transportation and storage of currency; training; and compliance services.

Note 2 – Accounting policies and procedures

Principles of consolidation

For the periods ended September 30, 2023 and September 30, 2022 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”), and Blue Line Protection Group, Inc. (an Arizona corporation; “Blue Line Arizona”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Basis of presentation

The consolidated financial statements present the balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows of the Company and its subsidiaries. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2023 the Company has cash in excess of FDIC insured limits of $264,695. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at September 30, 2023 and December 31, 2022.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as September 30, 2023 and December 31, 2022. Depreciation expense for the three and nine months ended September 30, 2023 and, 2022 was $26,960, $95,372, $38,767, and $96,034 respectively. During the nine months ended September 30, 2023 the Company recognized $1,000 from the sale of a vehicle.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of September 30, 2023 and December 31, 2022, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times exceed federally insured limits.

The Company had one major customer which generated 10% of total revenue for the nine months ended September 30, 2023 and one customer comprised 17% of the account receivable balance at September 30, 2023.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

September 30, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$394,757	$-	$-	$394,757
Warrant derivative liabilities	$-	$-	$-	$-
Total	$394,757	$-	$-	$394,757

December 31, 2022

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$451,119	$-	$-	$451,119
Warrant derivative liabilities	$-	$-	$-	$-
Total	$451,119	$-	$-	$451,119

The embedded conversion feature in the convertible debt instruments that the Company issued that became convertible qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability of the warrants was determined through the use of Black Scholes option-pricing model (See Note 7).

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

Three months ended September 30,
Revenue Breakdown by Streams	2023	2022
Service: Transportation	$505,352	$386,339
Service: Currency Processing	$585,888	$509,327
Service: Compliance	$14,705	$16,787
Total	$1,105,945	$912,453

Nine months ended September 30,
Revenue Breakdown by Streams	2023	2022
Service: Transportation	$1,429,758	$1,175,417
Service: Currency Processing	$1,755,196	$1,696,898
Service: Compliance	$34,558	$25,205
Total	$3,219,512	$2,897,520

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2023 and September 30, 2022 amounted to $0, $0, $4,704 and $0, respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2023 all common stock equivalents of 9,223,916 and 9,223,916, respectively were included in the calculation of diluted income per share as their effect would be dilutive.

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of September 30, 2023 and December 31, 2022 there was a payable recorded of $34,346.

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

Future minimum lease payments as September 30, 2023

2023	$23,344
2024	19,706
Total minimum lease payments	$43,050

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

On March 14, 2023 effective June 2023 the Company extended the lease on a building located at 4328 E. Magnolia Street, Phoenix, Arizona. The lease is for an initial term of one year, with the Company having the option to extend the term of the lease for additional four-year periods. The lease requires rental payments of $6,379 per month which will increase 4% annually. The Company recorded a capital lease in the amount of $312,432.

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

Supplemental balance sheet information related to leases is as follows:

September 30, 2023

Operating Leases	Classification	September 30, 2023
Right-of-use assets	Operating right of use assets	$621,300
Total		$621,300
Current lease liabilities	Current operating lease liabilities	$156,498
Non-current lease liabilities	Long-term operating lease liabilities	$494,215
Total		$650,713

Lease term and discount rate were as follows:

September 30, 2023
Weighted average remaining lease term (years)	45.50
Weighted average discount rate	12%

 The following summarizes lease expenses for the nine months ended September 30, 2023:

Finance lease expenses:

Depreciation/amortization expense	$99,978
Interest on lease liabilities	48,010
Finance lease expense	$147,988

Supplemental disclosures of cash flow information related to leases were as follows:

September 2023
Cash paid for operating lease liabilities	$102,085

Maturities of lease liabilities were as follows as of September 30, 2023:

Operating Leases

2023	$54,153
2024	$218,833
2025	$224,230
2026	$193,112
2027	$88,179
2028	$39,197
Total	$817,704
Less: Imputed interest	$(166,991)
Present value of lease liabilities	$650,713

December 31, 2022

Operating Leases	Classification	December 31, 2022
Right-of-use assets	Operating right of use assets	$408,616
Total		$408,616
Current lease liabilities	Current operating lease liabilities	$112,250
Non-current lease liabilities	Long-term operating lease liabilities	$328,116
Total		$440,366

Lease term and discount rate were as follows:

December 31, 2022
Weighted average remaining lease term (years)	2.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2022:

Finance lease expenses:

Depreciation/amortization expense	$121,095
Interest on lease liabilities	6,673
Finance lease expense	$127,768

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2022
Cash paid for operating lease liabilities	$125,266

Note 5 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the Lender and agreed to pay the Lender a settlement of $400,000. The first payment of $200,000 was due upon signing and the Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was recorded as interest during the year ended December 31, 2021. As of September 30, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of September 30, 2023 and December 31, 2022 the amount had been fully amortized. As of September 30, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

Note 6 – Notes payable – related parties

Long-term liabilities: Notes payable - related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the six months ended June 30, 2023, the Company repaid $10,947 of principal. Accrued interest as of September 30, 2023 and December 31, 2022, amounted to $0. As of September 30, 2023 the balance owed on the loan is $86,979.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the nine months ended September 30, 2023 the Company repaid $152,293 of principal and accrued interest. As of September 30, 2023 and December 31, 2022, the balance on the loan is $750,278 and $902,574, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of September 30, 2023 and December 31, 2022, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of September 30, 2023 and December 31, 2022 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the nine months ended September 30, 2023 the Company repaid a total of $64,393. The amount due as of September 30, 2023 and December 31, 2022 is $264,863 and $329,256, respectively. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2023, and December 31, 2022 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2023 and December 31, 2022, Hyper has waived the default provision until further notice.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at September 30, 2023 and December 31, 2022 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2023 and December 31, 2022, Hyper has waived the default provision until further notice.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan September 30, 2023 and December 31, 2022 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. As of September 30, 2023, and December 31, 2022, Hyper has waived the default provision until further notice.

The Company re-measured the fair value of derivative liabilities on September 30, 2023 and December 31, 2022. See Note 7.

Note 7 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2021	$712,784
Settlement of derivatives upon conversion	$(442,389)
Change in fair value of the derivative	$180,724
Balance – December 31, 2022	$451,119
Settlement of derivatives upon conversion	$(76,682)
Gain on change in fair value of the derivative	$20,320
Balance – September 30, 2023	$394,757

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine Months ended September 30, 2023	Year ended December 31, 2022
Expected term	0.25 – 1.01 years	0.25 – 1.09 years
Expected average volatility	276.07% – 373.79%	229.64% – 260.80%
Expected dividend yield	-	-
Risk-free interest rate	5.49% – 5.55%	4.12% – 4.76%

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

On July 6, 2021, the Company effected a reverse stock split and a pro-rata decrease in its authorized common stock on a basis of 1-for-100. As a result, the authorized capital of the Company concurrently decreased to 14,000,000 shares of common stock. All references to share and per share amounts in the consolidated financial statements and accompanying notes thereto have been retroactively restated to reflect the reverse stock split. The Company issued a total of 1,570 shares of common stock due to rounding on the reverse stock split.

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

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2023:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2022	3,022,000	$-
Granted	350,000	$0.21
Expired	-	$-
Cancelled	(45,000)	$0.21
Outstanding at September 30, 2023	3,327,000	$0.21
Options exercisable at September 30, 2023	1,713,500	$0.21

The following tables summarize information about stock options outstanding and exercisable at September 30, 2023:

OPTIONS OUTSTANDING AND EXERCISABLE AT SEPTEMBER 30, 2023
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,327,000	3.75.	$0.21	1,713,500	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three and nine months ended September 30, 2023 was $14,431 and $37,590, respectively.

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

We were originally incorporated in Nevada on September 11, 2006, under the name The Engraving Masters, Inc. (the “Company”).

On May 2, 2014, we changed our name to Blue Line Protection Group, Inc.

We provide transportation, currency processing, and compliance for businesses engaged in the legal cannabis industry. During the nine months ended September 30, 2023 substantially all our revenue was derived from transportation, currency processing, and compliance services.

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

4

Results of Operations

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2023 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Revenue	I	Increase in services
Cost of revenue	I	Increase in distance traveled
Revenue	D	Reduction in debt and lower stock prices

Capital Resources and Liquidity

Our material sources and <uses> of cash during the nine months ended September 30, 2023 and 2022 were:

	2023	2022

Cash provided by operations	$598,210	$358,466
Purchase of fixed assets	(104,193)	(18,882)
Loan payments	(259,395)	(627,488)

As of September 30, 2023 we did not have any material capital commitments other than loan payments.

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

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending September 30, 2024.

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

Accounts receivable. Accounts receivable are stated at the amount we expect to collect from outstanding balances and do not bear interest. We provide for probable uncollectible amounts through an allowance for doubtful accounts if an allowance is deemed necessary. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. On a periodic basis, management evaluates our accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the nine months ended September 30, 2023.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2023 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2022.

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

BLUE LINE PROTECTION GROUP, INC.

November 13, 2023	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

8