Form 10-K
period 2023-12-31
Blue Line Protection Group, Inc.
filed 2024-04-01
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,144,000.

As of April 1, 2024 the registrant had 8,250,144 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.

FORM 10-K

For the year ended December 31, 2023

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

We provide armed protection and transportation, currency processing and training, and compliance services for businesses engaged in the legal cannabis industry. During the year ended December 31, 2023 approximately 45% of our revenue was derived from transportation services. The remaining 55% of our revenue was derived from currency processing services (54%) and training and compliance services (1%).

Our operations are based out of the Denver, Colorado and Phoenix, Arizona metropolitan areas. Our corporate headquarters are located at 5765 Logan Street, Denver, CO 80216.

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

We do not grow, test or sell cannabis.

Our services cover the following:

Protection and Transportation

Fundamental to the legal cannabis industry is the protection of product and cash throughout the distribution channel. Manufacturers ship samples of their product to independent laboratories where the samples are tested for compliance with state-mandated parameters. If the samples are in compliance, the product is then shipped to the retail dispensaries, where it is sold to the public.

Due to the current banking and regulatory environments, payments between each step in the distribution network are predominantly made in cash from the customer. Therefore, these businesses are forced into having to transport bags of money between growers and dispensaries and their own vaults or storage facilities.

The risk of theft of cash and product is present at every stage, even when they are not in transit. Accordingly, all cannabis businesses require security measures to prevent theft, mitigate risk to employees and maintain regulatory compliance.

We began our security and protection operations in Colorado in February 2014. Since that time, we have become one of the largest legal cannabis protection services companies in the state. We offer a fully integrated approach to managing the movement of cannabis and cash from growers through dispensaries via armed and armored transport, currency processing, vaulting and related credit. Currency processing services generally include counting, sorting and wrapping currency.

In 2018 we expanded our operations into Arizona and Nevada, and in 2022 we began servicing the New Mexico market.

We currently supply asset protection via armored transportation and currency processing services to licensees in Colorado, Arizona, Nevada and New Mexico, out of our two business locations. We are focused on encompassing all compliance needs on behalf of our clients, as mandated by the State and Federal authorities for the protection, transport and sale of cannabis.

Banking

The banking system in the U.S. is, in most states, federally regulated. Possession or distribution of marijuana violates federal law, and banks that provide support for those activities face the risk of prosecution and assorted sanctions. Currently, almost all payments for the sales of cannabis are made in cash, due the inability of sellers to obtain merchant processing accounts. As a result, processing money from marijuana sales puts federally insured banks at risk of drug trafficking and racketeering charges, so they’ve refused to open accounts for marijuana-related businesses.

Marijuana businesses that can’t use banks may have too much cash they can’t safely put away, leaving them vulnerable to criminals. Jurisdictions that allow cannabis sales want a channel to receive taxes, so safely securing cash is of paramount importance.

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

Compliance

Laws concerning business procedures and practices are changing across the nation. It’s hard to keep up with all the changes, and business owners have to balance their day-to-day operations with remaining compliant with and responsive to regulatory agencies. Blue Line Protection Group provides daily on-site compliance verification to ensure that local business owners are operating lawful and inspection-ready establishments. Our security experts, trained in “crime prevention through environmental design” (CPTED) techniques, can provide crucial advice about enhancing the interior and exterior security of your establishment.

We communicate regularly with local and national government representatives to ensure that we remain the top-tier security and protection group in the states where we do business. Retail establishments aren’t the only ones who have to remain compliant with the pertinent laws - we do, as well.

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

Training

Many of our security personnel have established military or police backgrounds. We ensure our employees are prepared to offer clients, their staff and customers a safe and secure environment. All members of our armored transportation team and security operators are required to undertake our mandatory, rigorous 40-hour introductory compliance and training curriculum created and supervised by veteran law enforcement officers. They also undergo required annual training and firearm requalification to maintain proper licensing.

In addition to internal training, we also offer other businesses, houses of worship and the general public a wide variety of safety, security and personal defense courses and firearms training.

Growth Strategy

1.	Expand into new markets to establish first-mover advantages.

2.	Market ourselves through strategic alliances and affiliations.

3.	Acquire or joint venture with guard and alarm businesses throughout the USA if they represent good value and a good fit with our expansion plans. Organic growth will not suffice for the rapid growth of this industry and our ability to provide service immediately requires variations of this strategy.

4.	Increase our client base to the participants in the cannabis value chain. Offering our superior chain of control compliance and software.

5.	Develop and offer value-added, complementary or supplementary services.

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

Competition

We believe the primary factors in attracting and retaining customers are expertise, service quality, and price. Our competitive advantages include:

●	Brand name recognition;

●	Reputation;

●	Expertise in regulatory and banking compliance;

●	Operational excellence;

●	Cash processing, transportation and storage capabilities;

●	Security and logistics infrastructure;

●	Services beyond transportation and banking services, where we become intimate to the business’s continuance and success through mandatory standards of compliance; and

●	Economies of scale as we increase the amount and number of items we securely transport.

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

We compete with companies of all sizes in a variety of geographies that offer solutions that compete with single elements of our platform, such as regulatory compliance, armored transportation services and cash processing. The security services industry is a large and competitive market. More specifically, however, the market for security and storage solutions as it pertains to legal marijuana companies is a nascent market, resulting in a highly fragmented and fractured marketplace. Some of the companies we compete with are much larger than us, and such companies have significantly greater resources than us. None of the large security companies, such as Brinks, Argyle, Tyco or Torment, are currently competing in this market segment, although there can be no guarantee this trend will continue.

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

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state and federal levels. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. There are currently 38 states and the District of Columbia allowing its citizens to use Medical Marijuana. Additionally, 24 states and Washington D.C. have legalized cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, any administration could change this policy and decide to enforce the federal laws strongly. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we remain non-plant touching and do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments that affects our customers’ businesses.

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

Number of employees

As of April 1, 2024, we had 31 full and part-time employees, some of which are former military or law enforcement professionals.

Properties

We lease our offices in Denver, Colorado pursuant to a lease which expires on October 26, 2026. We have the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of approximately $11,487 per month which increases 2% annually.

We lease our offices in Phoenix, Arizona pursuant to a lease which expires on May 31, 2028. We have the option to extend the term of the lease for one additional five-year period. The lease requires rental payments of approximately $6,380 per month which increases 4% annually.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions since one person, Daniel Allen, serves in all the above capacities.

Companies such as ours face a variety of risks, including financial reporting, legal, credit, liquidity, operational, health, safety and cybersecurity risks. The Board believes an effective risk management system will (1) identify the material risks that we face in a timely manner, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to our directors (3) implement or oversee implementation of appropriate and responsive risk management and mitigation strategies consistent with our risk profile, and (4) integrate risk management into our decision-making.

Our Board oversees risk management after receiving briefings from Integris IT and also based on its own analysis and conclusions regarding the adequacy of our risk management processes. The Board continuously evaluates and manages material risks including geopolitical and enterprise risks, financial risks, environmental risks, health and safety risks and cybersecurity risks. Integris IT informs our directors about any cybersecurity risks and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Integris IT, which provides security systems and firewalls for our computer and data network, is responsible for assessing and managing cybersecurity risks, which may affect us. Integris IT is experienced in assessing and managing cybersecurity risks as a result of providing computer and data network security systems for its clients.

To date we have not experienced any cybersecurity threats and any risks from cybersecurity threats have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

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

Year ended December 31, 2023	High	Low

First Quarter	$0.18	$0.15
Second Quarter	$0.18	$0.11
Third Quarter	$0.14	$0.05
Fourth Quarter	$0.10	$0.05

Year ended December 31, 2022	High	Low

First Quarter	$0.50	$0.31
Second Quarter	$0.41	$0.12
Third Quarter	$0.45	$0.17
Fourth Quarter	$0.25	$0.15

As of April 1, 2024 we had 8,250,144 outstanding shares of common stock held by approximately 216 shareholders of record. Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2023 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	(I)	Increase in customers
Gross Profit	(I)	Increase in revenue and decrease in expenses
General and Administrative Expenses	(D)	Reduced budget for expenses
Interest expense	(D)	Adjustment to how loan payments were applied
Loss on derivate securities	(D)	Change in stock price

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2023 and 2022 were:

	2023	2022
	$	$
Cash provided by <used in> operations	745,546	369,471
Purchase of property, plant and equipment	(117,216)	(33,725)
Loan payments	(322,623)	(717,850)
Loan proceeds	98,637	-

General

See Notes 6 and 7 to the financial statements included as part of this report for information concerning our notes payable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2025.

Other than as disclosed elsewhere in this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed in this Item 7, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital. During the next 12 months, we anticipate that we will incur approximately $1.860.000 of general and administrative expenses in order to execute our current business plan. We also plan to incur sales, marketing, research and development expenses during the next 12 months. We may need to obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2023.

ITEM 9C.	Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. The officers are appointed by our Board of Directors to a term of one year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Daniel Allen	72	Chief Executive, Financial and Accounting Officer and Chairman of the Board of Directors

Doyle Knudson	72	Director

Andrew Berman	64	Director

Daniel Allen was appointed an officer and director July 28, 2015. Mr. Allen resigned as an Officer on March 13, 2020. Mr. Allen was appointed our Chief Executive, Financial and Accounting Officer on August 4, 2022. Mr. Allen provided us with consulting services in the areas of banking and financing for four months in 2014. Between April 2013 and March 2014 Mr. Allen served as the Regional Vice President of Sunflower Bank in Longmont, Colorado. Between June 2001 and April 2013, Mr. Allen was the Chairman and Chief Executive Officer of Mile High Banks in Longmont, Colorado. Mr. Allen holds a Bachelor of Science in Management and Finance from the University of Utah. On March 13th, 2020, Daniel Allen resigned from his position as CEO. Dan remains an active member of our Board.

Doyle Knudson was appointed as one of our directors on July 28, 2015. Between 1975 and 2002 Mr. Knudson held various positions with C.H. Robinson Company, a large multimodal transportation service provider. In 1975 he started in the corporate marketing center responsible for information services for carrier capacity, carrier insurance verification and research at the ICC in Washington, DC for common carrier authority. In 1976 Mr. Knudson was transferred to Ross Truck, a division of C.H. Robinson – customer support for publication logistics for Target stores and RR Donnelly. In 1978 Mr. Knudson was transferred to Lake Wales, FL as a Transportation Salesman responsible for customer development with agri business customers. In 1982 Mr. Knudson was promoted and transferred as Transportation Manager when he opened a new branch office in Houston, TX. In 1987 Mr. Knudson was promoted to General Manager at a new branch office in El Paso, TX, developing and providing logistics services for Coca Cola; Phelps, Dodge, Dell Computers and Phillips Electronics.

Andrew Berman was elected as one of our directors on February 28, 2023. Berman has a B.A. from the University of Michigan and a J.D. from the University of Miami School of Law. His work experience includes practicing law, Business Affairs at America Online, C-level roles in technology businesses, private investing, and extensive cannabis experience in 7 states since 2015. This cannabis work includes Maui Wellness Group (HI), Ohio Grown Therapies (OH), CEO of Harborside Inc. (CA), which he took public on the CSE in 2019, President of Greenfield Cannabis Co. (CA), a cultivator and manufacturer of premier cannabis products located in Monterey County, and PRICH Biotech, Puerto Rico’s largest vertical operator. Berman also has broad government relations experience, having been twice elected to the City Council for the City of Mill Valley, California, including two terms as Mayor.

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. Doyle Knudson is an independent director, as that term is defined in the rules of the NYSE American. None of our directors is considered a “Financial Expert”.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions since one person, Daniel Allen, serves in all the above capacities.

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

Role of Directors

Our Directors make all compensation decisions for, and approve recommendations regarding, equity awards to our Directors and employees.

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2023 and 2022 the compensation paid by the Company for those years to its officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Daniel Allen	2023	$175,000	$	$	—	$175,000
Chief Executive Officer(5)	2022	$80,769	$—	$94,711	—	$175,480

Evan DeVoe	2023	—	—	—	—	—
Chief Executive Officer(5)	2022	$169,583	$ - -	$—	—	$169,583

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)	All other compensation received that we could not properly report in any other column of the table. Does not include director’s fees paid to Mr. Allen and Mr. DeVoe.

(5)	Evan DeVoe resigned as our Chief Financial and Accounting Officer on July 29, 2022. On August 4, 2022 Daniel Allen became our new Chief Executive, Financial and Accounting Officer.

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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2023 and 2022 to our officers and directors pursuant to the Plan:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
Dan Allen	10/1/2022	1,000,000	$0.21	09/30/2027
Doyle Knudson	10/1/2022	1,500,000	$0.21	09/30/2027
Andrew Berman	5/3/2023	350,000	$0.21	09/30/2027

Options Cancelled

Employee	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
None	—	—	—

Options Exercised

Name	Date of Exercise	Shares Acquired on Exercise	Value Realized
None	—	—	—

The following shows certain information as of December 31, 2023 concerning the stock options and stock bonuses granted pursuant to the Plan. Each option represents the right to purchase one share of common stock.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Stock Incentive Plan	7,700,000	$0.21	4,287,000

Directors’ Compensation

During 2023, we paid each director $7,500 for serving as a director. During 2022 we paid each director $2,500 for serving as a director.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s common stock as of April 1, 2024 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

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

The following table sets forth fees billed to us by our independent auditors for the years ended 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2023	2022

Audit- M&K CPA	$60,850	$56,850
Tax fees	-	-
All other fees	-	-

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a) Articles of Incorporation (1)
(b) By-Laws (1)

19	Insider Trading Policy

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data Files (2)
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

BLUE LINE PROTECTION GROUP, INC.

April 1, 2024	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Daniel Allen	Principal Executive, Financial and	April 1, 2024
Daniel Allen	Accounting Officer and a Director

/s/ Doyle Knudson	Director	April 1, 2024
Doyle Knudson

/s/ Andrew Berman	Director	April 1, 2024
Andrew Berman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blue Line Protection Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit and had a working capital deficiency as of December 31, 2023, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We evaluated management’s conclusions regarding their derivative liability, reviewed support for the significant inputs used in the valuation model and assessed the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 8 to the consolidated financial statements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2020.

The Woodlands, TX

April 1, 2024

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and equivalents	$585,780	$280,073
Accounts receivable	368,352	373,175
Prepaid expenses and deposits	34,174	31,553
Total current assets	988,306	684,801

Long-term assets:
Right to use assets	586,620	408,616
Machinery and equipment, net of accumulated depreciation of $776,180 and $687,725, respectively	254,171	254,227
Other assets	-	-
Fixed assets of discontinued operations	2,782	2,782
Total long-term assets	843,573	665,625

Security Deposit	28,960	31,920

Total assets	1,860,839	1,382,346

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$511,622	$555,445
Financed lease liabilities	22,022	31,719
Notes payable - related parties	152,771	152,771
Convertible notes payable - related parties	638,500	604,256
Current portion of operating lease obligation	121,519	112,250
Derivative liabilities	503,584	451,119
Total current liabilities	1,950,018	1,907,560

Long-term liabilities:
Financed lease liabilities - long term	15,545	37,568
Notes payable - related parties	773,989	1,000,500
Operating lease liability-long term	494,215	328,116
Total long-term liabilities	1,283,749	1,366,184

Total liabilities	3,233,767	3,273,744

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of December 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	10,213,385	10,046,096
Accumulated deficit	(11,614,577)	(11,965,758)
Total stockholders’ deficit	(1,372,928)	(1,891,398)

Total liabilities and stockholders’ deficit	$1,860,839	$1,382,346

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2023	2022

Revenue	$4,408,311	$3,876,227
Cost of revenue	(1,542,450)	(1,278,239)
Gross profit	2,865,861	2,597,988

Operating expenses:
General and administrative expenses	2,103,148	2,517,149
Total expenses	2,103,148	2,517,149

Operating Income	762,713	80,839

Other income (expenses):
Gain on sale of fixed asset	1,000	-
Interest expense	(242,959)	(194,643)
Income / (Loss) on derivative	(169,573)	(180,724)
Total other income / (expenses)	(411,532)	(375,367)

Net income / (loss)	$351,181	$(294,528)

Net income per common share: Basic and Diluted	$0.04	$(0.04)
Net Income / (loss) per common share: Diluted	$0.03	$(0.04)

Weighted average number of common shares outstanding- Basic and Diluted	8,250,144	8,398,062
common shares outstanding- Diluted	10,927,179	8,398,062

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the years ended
	December 31,
	2023	2022
Operating activities
Net income	$351,181	$(294,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117,272	133,146
Amortization of right to use	134,428	121,095
Noncash operating lease expense
Common stock issued for services		4,750
Stock Option expense	50,180	327,596
Change in fair value of derivative liabilities	169,573	180,724
Changes in operating assets and liabilities:
(Increase) in accounts receivable	4,823	(45,133)
(Increase) / decrease in deposits and prepaid expenses	339	(137)
Increase (decrease) in accounts payable and accrued liabilities	54,814	67,224
Increase (decrease) in lease obligations	(137,064)	(125,266)
Net cash provided by operating activities	745,546	369,471

Cash flows from investing activities
Purchase of fixed assets	(117,216)	(33,725)
Net cash used in investing activities	(117,216)	(33,725)

Financing activities
Repayments on convertible notes payable - related party	(64,392)	(313,318)
Repayments from notes payable - related party	(226,512)	(359,244)
Payments on notes payable	(31,719)	(45,288)
Net cash used in financing activities	(322,623)	(717,850)

Net increase in cash	305,707	(382,104)
Cash - beginning	280,073	662,177
Cash - ending	$585,780	$280,073

Supplemental disclosures of cash flow information:
Interest paid	$181,318	$56,204
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Capitalized leased fixed assets	$-	$68,872
Derivative resolution	$117,109	$442,389
Initial recognition of right of use asset and lease liability	$312,432	$-
Cancellation of common stock	$-	$260
Gain on the forgiveness of accrued interest - related party	$-	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31 , 2021	20,000,000	$20,000	8,485,144	$8,486	$9,021,126	13	$(11,671,230)	$(2,621,605)

Cancellation of common stock	-	-	(260,000)	(260)	260	-	-	-
								-
Common stock issued for services	-	-	25,000	25	4,725	-	-	4,750

Stock options expense	-	-	-	-	327,596	-	-	327,596

Forgiveness of interest - related party	-	-	-	-	250,000	-	-	250,000

Derivative resolution	-	-	-	-	442,389	-	-	442,389

Net income for the year ended December 31, 2022	-	-	-	-	-	-	(294,528)	(294,528)
Balance, December 31, 2022	20,000,000	$20,000	8,250,144	$8,251	$10,046,096	13	$(11,965,758)	$(1,891,398)

Stock options expense	-	-	-	-	50,180	-	-	50,180

Derivative resolution	-	-	-	-	117,109	-	-	117,109

Net income for the year ended December 31, 2023	-	-	-	-	-	-	351,181	351,181
Balance, December 31, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,213,385	13	$(11,615,577)	$(1,372,928)

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2023 and 2022 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc. (formerly The Engraving Masters, Inc.), Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Derivatives

The Company evaluates convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 the Company has cash in excess of FDIC insured limits of $335,780. There were no cash equivalents as of December 31, 2023 or December 31, 2022.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2023 and December 31, 2022.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2023 and December 31, 2022. Depreciation expense for the years ended December 31, 2023 and, 2022 was $117,272 and $133,146 respectively. During the year ended December 31, 2023 the Company recognized $1,000 from the sale of vehicle.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2023 and December 31, 2022, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 9.75% of total revenue in the year ended December 31, 2023 and three customers comprised 32% of the account receivable balance at December 31, 2023.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2023 and December 31, 2022:

December 31, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$503,584	$-	$-	$503,584
Total	$503,584	$-	$-	$504,584

December 31, 2022

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$451,119	$-	$-	$451,119
Total	$451,119	$-	$-	$451,119

The embedded conversion feature in the convertible debt instruments that the Company issued that became convertible qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability was determined through the use of Monte Carlo option-pricing model (See Note 8).

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

Year ended December 31,
Revenue Breakdown by Streams	2023	2022
Service: Transportation	$1,968,061	$1,589,435
Service: Currency Processing	$2,375,594	$2,223,404
Service: Compliance	$64,656	$63,388
Total	$4,408,311	$3,876,227

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the years ended December 31, 2023 and December 31, 2022 amounted to $5,527 and $9,808 respectively.

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

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended December 31, 2023 and 2022 all common stock equivalents of 3,125,000 and 3,022,000, respectively were included in the calculation of diluted income per share as their effect would be dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022

Numerator:
Net income / (loss)	$351,181	$(294,528)

Denominator:
Weighted-average shares of common stock	8,250,144	8,398,062
Dilutive effect of options	-	-
Dilutive effect of convertible instruments	2,677,035	-
Diluted weighted-average of common stock	10,927,179	8,398,062

Net income per common share from:
Basic	$0.04	$(0.04)
Diluted	$0.03	$(0.04)

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of December 31, 2023 and December 31, 2022 there was a payable recorded of $34,346.

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

Future minimum lease payments as of December 31, 2023

2024	$215,880.12
2025	$218,431.80
2026	$197,584.66
2027	$85,693.92
2028	$36,148.80
Thereafter	-
Total minimum lease payments	$753,739.30

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

Supplemental balance sheet information related to leases is as follows:

December 31, 2023

Operating Leases	Classification	December 31, 2023
Right-of-use assets	Operating right of use assets	$586,620
Total		$586,620
Current lease liabilities	Current operating lease liabilities	$121,519
Non-current lease liabilities	Long-term operating lease liabilities	$494,215
Total		$615,734

Lease term and discount rate were as follows:

December 31, 2023
Weighted average remaining lease term (years)	42.50
Weighted average discount rate	12%

The following summarizes lease expenses for year ended December 31, 2023:

Finance lease expenses:

Depreciation/amortization expense	$134,428
Interest on lease liabilities	67,184
Finance lease expense	$201,612

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2023
Cash paid for operating lease liabilities	$137,064
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2023:

Operating Leases

2024	$218,833
2025	$224,230
2026	$193,112
2027	$88,179
2028	$37,197
Total	$761,551
Less: Imputed interest	$(145,817)
Present value of lease liabilities	$615,734

December 31, 2022

Operating Leases	Classification	December 31, 2022
Right-of-use assets	Operating right of use assets	$408,616
Total		$408,616
Current lease liabilities	Current operating lease liabilities	$112,250
Non-current lease liabilities	Long-term operating lease liabilities	$328,116
Total		$440,366

Lease term and discount rate were as follows:

December 31, 2022
Weighted average remaining lease term (years)	2.50
Weighted average discount rate	12%

The following summarizes lease expenses for the year ended December 31, 2022:

Finance lease expenses:

Depreciation/amortization expense	$121,095
Interest on lease liabilities	6,673
Finance lease expense	$127,768

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2022
Cash paid for operating lease liabilities	$125,266
Operating right of use assets obtained in exchange for operating lease liabilities	$-

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	December 31, 2023	December 31, 2022

Automotive vehicles	$637,386	$565,695
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$135,706	$135,706
Leasehold improvements	$148,994	$148,994
Fixed assets, total	$1,030,351	$958,660
Total: accumulated depreciation	$(776,180)	$(704,433)
Fixed assets, net	$254,171	$254,227

At December 31, 2023 and December 31, 2022 the Company had $2,782 of fixed assets associated with discontinued operations.

Depreciation expense for the years ended December 31, 2023 and December 31, 2022 were $117,272 and $133,146 respectively.

Note 6 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the Lender and agreed to pay the Lender a settlement of $400,000. The first payment of $200,000 was due upon signing and the Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was recorded as interest during the year ended December 31, 2021. As of December 31, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of December 31, 2023 and December 31, 2022 the amount had been fully amortized. As of December 31, 2023 and December 31, 2022 accrued interest and the note balance had been repaid.

Note 7 – Notes payable – related parties

Long-term liabilities: Notes payable – related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the year ended December 31, 2023, the Company repaid $22,170 of principal. Accrued interest as of December 31, 2023 and December 31, 2022, amounted to $0. As of December 31, 2023 and December 31, 2022, the balance owed on the loan is $75,756 and $97,926, respectively.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the year ended December 31, 2023 the Company repaid $204,341 of principal and accrued interest. As of December 31, 2023 and December 31, 2022, the balance on the loan is $698,233 and $902,574, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of December 31, 2023 and December 31, 2022, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of December 31, 2023 and December 31, 2022 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the year ended December 31, 2023 the Company repaid a total of $64,393. The amount claimed to be due by Hypur Inc. as of December 31, 2023 and December 31, 2022 is $363,500 and $329,256, respectively, although these amounts are disputed by the company. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital.

Although Hypur Inc. has notified the Company that the notes were in default as of September 1, 2022, it is the Company’s position that the notes are not in default. Nevertheless, the Company began accruing default interest of 12% per year as of September 1, 2022.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2023, and December 31, 2022 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. Although Hypur Ventures has notified the Company that the note was in default as of January 2, 2022, it is the Company’s position is that the note is not in default. Nevertheless, the Company began accruing default interest as of January 2, 2022.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2023 and December 31, 2022 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. Although Hypur Ventures has notified the Company that the note was in default as of January 2, 2022, it is the Company’s position is that the note is not in default. Nevertheless, the Company began accruing default interest as of January 2, 2022.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan December 31, 2023 and December 31, 2022 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. Although Hypur Ventures has notified the Company that the note was in default as of January 2, 2022, it is the Company’s position is that the note is not in default. Nevertheless, the Company began accruing default interest as of January 2, 2022.

The Company re-measured the fair value of derivative liabilities on December 31, 2023 and December 31, 2022. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2021	$712,784
Settlement of derivatives upon conversion	$(442,389)
Change in fair value of the derivative	$180,724
Balance – December 31, 2022	$451,119
Settlement of derivatives upon conversion	$(117,109)
Gain on change in fair value of the derivative	$169,573
Balance – December 31, 2023	$503,584

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year Ended December 31, 2023	Year ended December 31, 2022
Expected term	1.00 - 1.01 years	0.25 – 1.09 years
Expected average volatility	242.2% - 246.6%	229,.64% – 260.80%
Expected dividend yield	-	-
Risk-free interest rate	4.74%-4.75%	4.12% – 4.76%

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

The following is a summary of the Company’s stock option activity for the year ended December 31, 2023:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2022	3,022,000	$-
Granted	350,000	$0.21
Expired	-	$-
Cancelled	(50,000)	$0.21
Outstanding at December 31,2023	3,332,000	$0.21
Options exercisable at December 31, 2023	1,713,500	$0.21

The following tables summarize information about stock options outstanding and exercisable at December 31, 2023:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2023
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,332,000	3.75.	$0.21	1,713,500	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for years ended December 31, 2023 was $50,180 and $327,596, respectively.

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

For the year ended December 31, 2023 the company had an operating profit but had a net operating loss as of December 31, 2022 that exceeded the profit and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023 and 2022, the Company had approximately $ 8,376,791 and $8,862,659 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$(1,759,126)	$(1,861,158)
Valuation allowance	$(1,759,126)	(1,861,158)
Total deferred tax assets	$-	$-

Note 12 – Subsequent events

None.