Form 10-Q
period 2024-03-31
Blue Line Protection Group, Inc.
filed 2024-05-10
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 8,250,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31. 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$796,264	$585,780
Accounts receivable	328,749	368,352
Prepaid expenses and deposits	34,174	34,174
Total current assets	1,159,187	988,306

Long-term assets:
Right to use assets	550,879	586,620
Security deposits	28,960	28,960
Machinery and equipment, net of accumulated depreciation of $798,172 and $754,281, respectively	239,204	254,171
Fixed assets of discontinued operations	2,782	2,782
Total long term assets	821,825	872,533

Total assets	1,981,012	1,860,839

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$570,101	$511,622
Financed lease liabilities	25,020	22,022
Notes payable - related parties	152,771	152,771
Convertible notes payable - related parties	638,500	638,500
Current portion of operating lease obligation	159,115	121,519
Derivative liabilities	471,610	503,584
Total current liabilities	2,017,117	1,950,018

Long-term liabilities:
Financed lease liabilities - long term	6,816	15,545
Notes payable - related parties	715,573	773,989
Operating lease liability-long term	420,580	494,215
Total long-term liabilities	1,142,969	1,283,749

Total liabilities	3,160,086	3,233,767

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	20,000	20,000
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of March 31, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	10,249,930	10,213,385
Accumulated deficit	(11,457,268)	(11,614,577)
Total stockholders’ deficit	(1,179,074)	(1,372,928)

Total liabilities and stockholders’ deficit	$1,981,012	$1,860,839

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2024	2023

Revenue	$1,142,635	$1,009,066
Cost of revenue	(377,229)	(360,927)
Gross profit	765,406	648,139

Operating expenses:
General and administrative expenses	567,703	552,132
Total expenses	567,703	552,132

Operating Income	197,703	96,007

Other income (expenses):
Interest expense	(49,520)	(43,497)
Gain / (Loss) on derivative	9,126	(58,075)
Total other income / (expenses)	(40,394)	(101,572)

Net income / (loss)	$157,309	$(5,565)

Net income per common share: Basic	$0.02	$(0.00)
Net Income / (loss) per common share: Diluted	$0.01	$(0.00)

Weighted average number of
common shares outstanding- Basic	8,250,144	8,250,144
common shares outstanding- Diluted	23,152,780	8,250,144

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the three months ended
	March 31,
	2024	2023
Operating activities
Net income (loss)	$157,309	$(5,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	21,992	34,920
Amortization of right to use assets	35,741	32,701
Noncash operating lease expense
Stock Option expense	13,697	35,510
Change in fair value of derivative liabilities	(9,126)	58,075
Changes in operating assets and liabilities:
(Increase) in accounts receivable	39,603	36,534
Increase (decrease) in accounts payable and accrued liabilities	58,480	61,081
Increase (decrease) in lease obligations	(36,039)	(34,405)
Net cash provided by operating activities	281,657	218,851

Cash flows from investing activities
Purchase of fixed assets	(7,025)	-
Net cash used in investing activities	(7,025)	-

Financing activities
Repayments on convertible notes payable - related party	-	(21,064)
Repayments on notes payable - related party	(58,416)	(55,574)
Payments on notes payable	(5,732)	(12,943)
Net cash used in financing activities	(64,148)	(89,581)

Net increase in cash	210,484	129,270
Cash - beginning	585,780	280,073
Cash - ending	$796,264	$409,343

Supplemental disclosures of cash flow information:
Interest paid	$30,335	$20,700
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Derivative resolution	$22,848	$24,075

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2022	20,000,000	$20,000	8,250,144	$8,251	$10,046,096	13	$(11,965,758)	$(1,891,398)

Cancellation of common stock	-	-	(260,000)	(260)	260	-	-	-

Common stock issued for services	-	-

Stock options expense	-	-	-	-	35,510	-	-	35,510

Forgiveness of interest - related party	-	-	-	-		-	-	-

Derivative resolution	-	-	-	-	24,075	-	-	24,075

Net (loss) for three months ended March 31, 2023	-	-	-	-	-	-	(5,565)	(5,565)
Balance, March 31, 2023	20,000,000	$20,000	7,990,144	$7,991	$10,105,941	13	$(11,971,323)	$(1,837,378)

Balance, December 31, 2023	20,000,000	$20,000	8,250,144	$8,251	$10,213,385	13	$(11,614,577)	$(1,372,928)

Stock options expense	-	-	-	-	13,697	-	-	13,697

Derivative resolution	-	-	-	-	22,848	-	-	22,848

Net income for three months ended March 31, 2024	-	-	-	-	-	-	157,309	157,309
Balance, March 31, 2024	20,000,000	$20,000	8,250,144	$8,251	$10,249,930	13	$(11,457,268)	$(1,179,074)

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

On March 14, 2014, the Company acquired Blue Line Protection Group, Inc., a Colorado corporation formed in February 2014 (“Blue Line Colorado”), as a wholly-owned subsidiary of the Company. The Company provides armed protection and transportation, banking, compliance, and training services to the lawful cannabis industry, including shipment protection, money escorts, asset vaulting and transportation and storage of currency.

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the periods ended March 31, 2024 and 2023 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc., Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

In the opinion of management, these statements reflect all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2023 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2024, the Company has cash in excess of FDIC insured limits of $580,438. There were no cash equivalents as of March 31, 2024 or December 31, 2023.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at March 31, 2024 and December 31, 2023.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2024 and December 31, 2023. Depreciation expense for the three months ended March 31, 2024 and 2023 was $21,992 and $34,920 respectively. During the year ended December 31, 2023 the Company recognized $1,000 from the sale of a vehicle.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of March 31, 2024 and December 31, 2023, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 9.8% of total revenue for the three months ended March 31, 2024 and one customer comprised 14.4% of the account receivable balance at March 31, 2024.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

March 31, 2024

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$471,610	$-	$-	$471,610
Total	$471,610	$-	$-	$471,610

December 31, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$503,584	$-	$-	$503,584
Total	$503,584	$-	$-	$503,584

The embedded conversion feature in the convertible debt instruments that the Company issued that became convertible qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability was determined through the use of the Monte Carlo option-pricing model (See Note 8).

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

Revenue is characterized by several lines of services and typically the pricing is fixed.

Three Months ended March 31,
Revenue Breakdown by Streams	2024	2025
Service: Transportation	$515,973	$429,705
Service: Currency Processing	$615,771	$576,250
Service: Compliance	$10,891	$3,111
Total	$1,142,635	$1,009,066

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the three months ended March 31, 2024 and March 31, 2023 amounted to $165 and $4,020 respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Numerator:
Net income / (loss)	$157,309	$(5,565)

Denominator:
Weighted-average shares of common stock	8,250,144	8,250,144
Dilutive effect of convertible instruments	14,902,636	-
Diluted weighted-average of common stock	23,152,780	8,250,144

Net income per common share from:
Basic	$0.02	$(0.00)
Diluted	$0.01	$(0.00)

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of March 31, 2024 and December 31, 2023 there was a payable recorded of $34,346.

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

Future minimum lease payments as of March 31, 2024

2024	$218,833
2025	$224,230
2026	$193,112
2027	$88,179
2028	$39,197
Thereafter	-
Total minimum lease payments	$763,551

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

Supplemental balance sheet information related to leases is as follows:

March 31, 2024

Operating Leases	Classification	March 31, 2024
Right-of-use assets	Operating right of use assets	$550,879
Total		$550,879
Current lease liabilities	Current operating lease liabilities	$159,115
Non-current lease liabilities	Long-term operating lease liabilities	$420,580
Total		$579,695

Lease term and discount rate were as follows:

March 31, 2024
Weighted average remaining lease term (years)	39.50
Weighted average discount rate	12%

The following summarizes lease expenses for three months ended March 31, 2024:

Finance lease expenses:

Depreciation/amortization expense	$35,741
Interest on lease liabilities	18,114
Finance lease expense	$53,855

Supplemental disclosures of cash flow information related to leases were as follows:

March 31, 2024
Cash paid for operating lease liabilities	$54,154

December 31, 2023

Operating Leases	Classification	December 31, 2023
Right-of-use assets	Operating right of use assets	$586,620
Total		$586,620
Current lease liabilities	Current operating lease liabilities	$121,519
Non-current lease liabilities	Long-term operating lease liabilities	$494,215
Total		$615,734

Lease term and discount rate were as follows:

December 31, 2023
Weighted average remaining lease term (years)	42.50
Weighted average discount rate	12%

The following summarizes lease expenses for year ended December 31, 2023:

Finance lease expenses:

Depreciation/amortization expense	$134,428
Interest on lease liabilities	67,184
Finance lease expense	$201,612

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2023
Cash paid for operating lease liabilities	$137,064

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	March 31, 2024	December 31, 2023

Automotive vehicles	$637,386	$637,386
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$142,731	$135,706
Leasehold improvements	$148,994	$148,994
Fixed assets, total	$1,037,376	$1,030,351
Total: accumulated depreciation	$(798,172)	$(776,180)
Fixed assets, net	$239,204	$254,171

At March 31, 2024 and December 31, 2023 the Company had $2,782 of fixed assets associated with discontinued operations.

Depreciation expense for the three months ended March 31, 2024 and March 31, 2023 was $21,992 and $34,920 respectively.

Note 6 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the Lender and agreed to pay the Lender a settlement of $400,000. The first payment of $200,000 was due upon signing and the Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was recorded as interest during the year ended December 31, 2021. As of March 31, 2024 and December 31, 2023 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of December 31, 2023 and December 31, 2022 the amount had been fully amortized. As of March 31, 2024 and December 31, 2023 accrued interest and the note balance had been repaid.

Note 7 – Notes payable – related parties

Long-term liabilities: Notes payable – related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the three months ended March 31, 2024, the Company repaid $5,718 of principal. Accrued interest as of March 31, 2024 and December 31, 2023, amounted to $0. As of March 31, 2024 and December 31, 2023, the balance owed on the loan is $70,038 and $75,756, respectively.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the three months ended March 31, 2024 and year ended December 31, 2023 the Company repaid $52,698 and $204,341 of principal and accrued interest. As of March 31, 2024 and December 31, 2023, the balance on the loan is $645,535 and $698,233, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of March 31, 2024 and December 31, 2023, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of March 31, 2024 and December 31, 2023 the principal balance owed on this loan was $54,621 and $54,621, respectively.

Current Liabilities: Convertible notes payable to related parties

As of December 31, 2021 the Company owed Hypur Inc. $688,500 plus accrued interest. The amounts owed to Hypur were represented by eight Promissory Notes dated between September 20, 2016 and September 3, 2019. By an agreement effective January 31, 2022, the Company and Hypur agreed to the following:

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

During the year ended December 31, 2023 the Company repaid a total of $64,393. The amount claimed to be due by Hypur Inc. as of December 31, 2023 and December 31, 2022 is $363,500 and $329,256, respectively, although these amounts are disputed by the company. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital. During the three months ended March 31, 2024 there were two payments made toward accrued interest totaling $19,659.44. As of March 31, 2024 and December 31, 2023 the principal balance owed on this loan was $363,500 and $363,500, respectively.

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

The Company re-measured the fair value of derivative liabilities on March 31, 2024 and December 31, 2023. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2023	$503,584
Gain on change in fair value of the derivative	(9,126)
Settlement of derivatives upon repayment	(22,848)
Balance – March 31, 2024	$471,610

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Three Months Ended March 31, 2024	Year ended December 31, 2023
Expected term	1.00 - 1.01 years	1.00 - 1.01 years
Expected average volatility	252.0% - 313.3%	242.2% - 246.6%
Expected dividend yield	-	-
Risk-free interest rate	4.73%-4.94%	4.74% – 4.75%

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

The preferred stock is convertible at any time at the election of Hypur Ventures. The preferred stock will automatically convert to common stock if the closing price of the Company’s common stock equals or exceeds $0.50 per share over any consecutive twenty day trading period. The preferred stock terms include a one-time purchase price preference. No preferential dividends apply to the preferred stock. The preferred stock attributes include weighted average anti-dilution protection, rights to appoint one director, pre-emptive rights to purchase future offerings of securities by the Company, demand and piggy-back registration rights.

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

The following is a summary of the Company’s stock option activity for the year ended March 31, 2024:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2023	3,332,000	$.21
Granted	-	$-
Expired	-	$-
Cancelled	(10,000)	$0.21
Outstanding at March 31,2024	3,322,000	$0.21
Options exercisable at March 31, 2024	1,713,500	$0.21

The following tables summarize information about stock options outstanding and exercisable at March 31, 2024:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2023
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,322,000	3.75.	$0.21	1,713,500	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three months ended March 31, 2024 and 2023 was $13,697 and $35,510, respectively.

Note 11 – Subsequent events

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

We provide armed protection and transportation, currency processing, compliance and training services for businesses engaged in the legal cannabis industry. During the three months ended March 31, 2024 approximately 45% of our revenue was derived from transportation services. The remaining 55% of our revenue was derived from currency processing services (54%) and training and compliance services (1%).

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

In February 2014, the Obama administration gave banks a road map for conducting transactions with cannabis sellers operating within state regulations so these companies can deposit cash, make payroll and pay taxes like a traditional business. The move was designed to let financial institutions serve such businesses while ensuring that they know their customers’ legitimacy and remain obligated to report possible criminal activity. Various “safe banking” proposals have circulated through Congress, but none have been passed to date. Also, on April 30, 2024, the U.S. Drug Enforcement Administration announced its intent to reschedule cannabis as a less dangerous drug under the Controlled Substances Act (Schedule I to Schedule III). While a historic shift to generations of American drug policy, this act would not by itself solve the cannabis industry’s banking troubles either.

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

We also offer businesses, houses of worship and the general public a wide variety of safety, security and personal defense courses and firearms training.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	I	Increase in customers
Cost of revenue	I	Increase in distance traveled
Gain on derivative securities	I	Change in stock price

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2024 and 2023 were:

	2024	2023

Cash provided by operations	$281,657	218,851
Purchase of fixed assets	(7,025)	-
Loan payments	(64,148)	(89,581)

As of March 31, 2024 we did not have any material capital commitments other than loan payments.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the three months ended March 31, 2024.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2024 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2023.

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

PART II

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2024.

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

BLUE LINE PROTECTION GROUP, INC.

May 10, 2024	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

