Form 10-Q
period 2024-06-30
Blue Line Protection Group, Inc.
filed 2024-08-14
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 8,250,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and equivalents	$821,687	$585,780
Accounts receivable	328,447	368,352
Prepaid expenses and deposits	34,398	34,174
Total current assets	1,184,532	988,306

Long-term assets:
Right to use assets	514,047	586,620
Machinery and equipment, net of accumulated depreciation of $818,063 and $754,281, respectively	219,313	254,171
Fixed assets of discontinued operations	2,782	2,782
Total long term assets	736,142	843,573

Security Deposit	28,960	28,960

Total assets	1,949,634	1,860,839

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$527,056	$511,622
Financed lease liabilities	-	22,022
Notes payable - related parties	152,771	152,771
Convertible notes payable - related parties, net of unamortized discount	638,500	638,500
Current portion of operating lease obligation	147,668	121,519
Derivative liabilities	704,143	503,584
Total current liabilities	2,170,138	1,950,018

Long-term liabilities:
Financed lease liabilities - long term	-	15,545
Notes payable - related parties	656,424	773,989
Operating lease liability-long term	420,580	494,215
Total long-term liabilities	1,077,004	1,283,749

Total liabilities	3,247,142	3,233,767

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	200	200
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of June 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	10,283,427	10,233,185
Accumulated deficit	(11,589,399)	(11,614,577)
Total stockholders’ deficit	(1,297,508)	(1,372,928)

Total liabilities and stockholders’ deficit	$1,949,634	$1,860,839

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,143,143	1,104,501	$2,285,778	$2,113,567
Cost of revenue	(418,734)	(367,652)	(795,963)	(728,579)
Gross profit	724,409	736,849	1,489,815	1,384,988

Operating expenses:
General and administrative expenses	576,038	559,853	1,143,741	1,111,985
Total expenses	576,038	559,853	1,143,741	1,111,985

Operating Income	148,371	176,996	346,074	273,003

Other income (expenses):
Interest expense	(47,969)	(55,437)	(97,489)	(98,934)
Income / (Loss) on derivative	(232,533)	9,356	(223,407)	(48,719)
Total other income / (expenses)	(280,502)	(46,081)	(320,896)	(147,653)

Net income / (loss)	$(132,131)	$130,915	$25,178	$125,350

Net income per common share: Basic and Diluted	$(0.00)	$0.02	$0.00	$0.01
Net Income / (loss) per common share: Diluted	$(0.00)	$0.01	$0.00	$0.01

Weighted average number of
common shares outstanding- Basic and Diluted	8,250,144	8,250,144	8,250,144	8,398,062
common shares outstanding- Diluted	8,250,144	13,040,506	13,627,901	13,188,424

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the six months ended
	June 30,
	2024	2023
Operating activities
Net income	$25,178	$125,350
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,883	68,412
Amortization of right to use	72,573	66,082
Noncash operating lease expense
Common stock issued for services
Stock Option expense	27,394	74,816
Change in fair value of derivative liabilities	223,407	48,719
Changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable	39,905	(12,891)
(Increase) / decrease in deposits and prepaid expenses	(224)	(2,048)
Increase (decrease) in accounts payable and accrued liabilities	15,435	8,567
Increase (decrease) in lease obligations	(47,486)	(68,796)
Net cash provided by operating activities	398,065	308,211

Cash flows from investing activities
Purchase of fixed assets	(7,025)	-
Net cash used in investing activities	(7,025)	-

Financing activities
Repayments on convertible notes payable - related party	-	(42,526)
Repayments from notes payable - related party	(117,565)	(111,843)
Payments on notes payable	(37,568)	(20,835)
Net cash used in financing activities	(155,133)	(175,204)

Net increase in cash	235,907	133,007
Cash - beginning	585,780	280,073
Cash - ending	$821,687	$413,080

Supplemental disclosures of cash flow information:
Interest paid	$-	$40,305
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Derivative resolution	$22,848	$24,075

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, March 31, 2023	200,000	$200	8,250,144	$8,251	$10,125,481	13	$(11,971,323)	$(1,837,378)

Stock options expense	-	-			39,306	-	-	39,306

Derivative resolution	-	-	-	-	23,019	-	-	23,019

Net income for the three months ended June 30, 2023	-	-	-	-	-	-	130,915	130,915
Balance, June 30, 2023	200,000	$200	8,250,144	$8,251	$10,187,806	13	$(11,840,408)	$(1,644,138)

Balance, March 31, 2024	200,000	$200	8,250,144	$8,251	$10,269,730	13	$(11,457,268)	$(1,179,074)

Stock options expense	-	-	-	-	13,697	-	-	13,697

Net income for the three months ended June 30, 2024	-	-	-	-	-	-	(132,131)	(132,131)
Balance, June 30, 2024	200,000	$200	8,250,144	$8,251	$10,283,427	13	$(11,589,399)	$(1,297,508)

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2022	200,000	$00	8,250,144	$8,251	$10,065,896	13	$(11,965,758)	$(1,891,398)

Stock options expense	-	-	-	-	74,816	-	-	74,816

Derivative resolution	-	-	-	-	47,094	-	-	47,094

Net income for Six months ended June 30, 2023	-	-	-	-	-	-	125,350	125,350
Balance, June 30, 2023	200,000	$200	8,250,144	$8,251	$10,187,806	13	$(11,840,408)	$(1,644,138)

Balance, December 31, 2023	200,000	$200	8,250,144	$8,251	$10,223,185	13	$(11,614,577)	$(1,372,928)

Stock options expense	-	-	-	-	27,394	-	-	27,394

Derivative resolution	-	-	-	-	22,848	-	-	22,848

Net income for six months ended June 30, 2024	-	-	-	-	-	-	25,178	25,178
Balance, June 30, 2024	200,000	$200	8,250,144	$8,251	$10,283,427	13	$(11,589,399)	$(1,297,508)

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the periods ended June 30, 2024 and 2023 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc., Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2024, the Company has cash in excess of FDIC insured limits of $571,687. There were no cash equivalents as of June 30, 2024 or December 31, 2023.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at June 30, 2024 and December 31, 2023.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as June 30, 2024 and December 31, 2023. Depreciation expense for the three and six months ended June 30, 2024 and 2023 was $19,891, $41,883, $33,492 and $68,412 respectively. During the year ended December 31, 2023 the Company recognized $1,000 from the sale of a vehicle.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of June 30, 2024 and December 31, 2023, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 9.6% of total revenue for the six months ended June 30, 2024 and one customer comprised 11% of the account receivable balance at June 30, 2024.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

June 30, 2024

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$704,143	$-	$-	$704,143
Total	$704,143	$-	$-	$704,143

December 31, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$503,584	$-	$-	$503,584
Total	$503,584	$-	$-	$503,584

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

Revenue is characterized by several lines of services and typically the pricing is fixed.

Three Months ended June 30,
Revenue Breakdown by Streams	2024	2023
Service: Transportation	$11,513	$494,813
Service: Currency Processing	$606,198	$593,058
Service: Compliance	$525,432	$16,630
Total	$1,143,143	$1,104,501

Six Months ended June 30,
Revenue Breakdown by Streams	2024	2023
Service: Transportation	$22,403	$924,518
Service: Currency Processing	$1,221,969	$1,169,308
Service: Compliance	$1,041,406	$19,741
Total	$2,285,778	$2,113,567

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the three and six months ended June 30, 2024 and June 30, 2023 amounted to $109, $248, $685, and $4,704 respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Numerator:
Net income / (loss)	$(132,131)	$130,915

Denominator:
Weighted-average shares of common stock	8,250,144	8,250,144
Dilutive effect of convertible instruments		4,790,362
Diluted weighted-average of common stock	8,250,144	13,040,506

Net income per common share from:
Basic	$0.00	$0.02
Diluted	$0.00	$0.01

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Numerator:
Net income / (loss)	$25,178	$125,350

Denominator:
Weighted-average shares of common stock	8,250,144	8,398,062
Dilutive effect of convertible instruments	5,377,757	4,790,362
Diluted weighted-average of common stock	13,627,901	13,188,424

Net income per common share from:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Mile High Real Estate, LLC, an entity owned by Mr. Sullivan, sent correspondence to the Company stating the Mr. Sullivan and/or Mile High Real Estate loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate, LLC ever made the alleged loans. The Company will defend any claims of Mile High Real Estate, LLC.

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of June 30, 2024 and December 31, 2023 there was a payable recorded of $34,346.

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

Future minimum lease payments as of June 30, 2024

2024	$110,308
2025	$224,230
2026	$193,112
2027	$88,179
2028	$37,197
Thereafter	-
Total minimum lease payments	$653,026

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

Supplemental balance sheet information related to leases is as follows:

June 30, 2024

Operating Leases	Classification	June 30, 2024
Right-of-use assets	Operating right of use assets	$514,047
Total		$514,047
Current lease liabilities	Current operating lease liabilities	$147,668
Non-current lease liabilities	Long-term operating lease liabilities	$420,580
Total		$568,248

Lease term and discount rate were as follows:

June 30, 2024
Weighted average remaining lease term (years)	36.50
Weighted average discount rate	12%

The following summarizes lease expenses for six months ended June 30, 2024:

Finance lease expenses:

Depreciation/amortization expense	$72,573
Interest on lease liabilities	35,136
Finance lease expense	$107,709

Supplemental disclosures of cash flow information related to leases were as follows:

June 30, 2024
Cash paid for operating lease liabilities	$108,524

December 31, 2023

Operating Leases	Classification	December 31, 2023
Right-of-use assets	Operating right of use assets	$586,620
Total		$586,620
Current lease liabilities	Current operating lease liabilities	$121,519
Non-current lease liabilities	Long-term operating lease liabilities	$494,215
Total		$615,734

Lease term and discount rate were as follows:

December 31, 2023
Weighted average remaining lease term (years)	42.50
Weighted average discount rate	12%

The following summarizes lease expenses for year ended December 31, 2023:

Finance lease expenses:

Depreciation/amortization expense	$134,428
Interest on lease liabilities	67,184
Finance lease expense	$201,612

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2023
Cash paid for operating lease liabilities	$137,064

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	June 30, 2024	December 31, 2023

Automotive vehicles	$637,386	$637,386
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$142,731	$135,706
Leasehold improvements	$148,994	$148,994
Fixed assets, total	$1,037,376	$1,030,351
Total: accumulated depreciation	$(818,063)	$(776,180)
Fixed assets, net	$219,313	$254,171

At June 30, 2024 and December 31, 2023 the Company had $2,782 of fixed assets associated with discontinued operations.

Depreciation expense for the three and six months ended June 30, 2024 and 2023 was $19,891, $41,883, $33,492 and $68,412 respectively. During the year ended December 31, 2023 the Company recognized $1,000 from the sale of a vehicle.

Note 6 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the Lender and agreed to pay the Lender a settlement of $400,000. The first payment of $200,000 was due upon signing and the Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was recorded as interest during the year ended December 31, 2021. As of June 30, 2024 and December 31, 2023 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of December 31, 2023 and December 31, 2022 the amount had been fully amortized. As of June 30, 2024 and December 31, 2023 accrued interest and the note balance had been repaid.

Note 7 – Notes payable – related parties

Long-term liabilities: Notes payable – related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the six months ended June 30, 2024, the Company repaid $11,507 of principal. Accrued interest as of June 30, 2024 and December 31, 2023, amounted to $0. As of June 30, 2024 and December 31, 2023, the balance owed on the loan is $64,249 and $75,756, respectively.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the six months ended June 30, 2024 and year ended December 31, 2023 the Company repaid $106,058 and $204,341 of principal and accrued interest. As of June 30, 2024 and December 31, 2023, the balance on the loan is $592,175 and $698,233, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of June 30, 2024 and December 31, 2023, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of June 30, 2024 and December 31, 2023 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the year ended December 31, 2023 the Company repaid a total of $64,393. The amount claimed to be due by Hypur Inc. as of December 31, 2023 and December 31, 2022 is $363,500 and $329,256, respectively, although these amounts are disputed by the company. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital. During the six months ended June 30, 2024 there were two payments made toward accrued interest totaling $19,659.44. As of June 30, 2024 and December 31, 2023 the principal balance owed on this loan was $363,500 and $363,500, respectively.

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

The Company re-measured the fair value of derivative liabilities on June 30, 2024 and December 31, 2023. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2023	$503,584
Gain on change in fair value of the derivative	223,407
Settlement of derivatives upon repayment	(22,848)
Balance – June 30, 2024	$704,143

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Six Months Ended June 30, 2024	Year ended December 31, 2023
Expected term	.75 years	1.00 - 1.01 years
Expected average volatility	366.6%	242.2% - 246.6%
Expected dividend yield	-	-
Risk-free interest rate	5.00%	4.74% – 4.75%

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

Preferred stock

On May 3, 2016, the Company entered into, an agreement with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party pursuant to which the Company sold to Hypur Ventures, in a private placement, 100,000 shares of the Company’s preferred stock and 500,000 common stock warrants with a five year term and an exercise price of $1.00, at a purchase price of $5.00 per share for gross proceeds of $500,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock has such other rights, preferences and privileges as are set forth in a certificate of designation filed with the Nevada Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $114,229. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Between July and August of 2016 Hypur Ventures purchased an additional 100,000 shares of the Company’s preferred stock and 5,000,000 common stock warrants with a five year term and an exercise price of $1.00 at a purchase price of $5.00 per share for net proceeds of $445,000, net of legal fees of $55,000. The shares of preferred stock are convertible into shares of the Company’s common stock. The preferred stock has such other rights, preferences and privileges as are set forth in a certificate of designation filed with the Nevada Secretary of State. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it does not contain a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $0.

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

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2024:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2023	3,332,000	$.21
Granted	-	$-
Expired	-	$-
Cancelled	(35,000)	$0.21
Outstanding at June 30,2024	3,297,000	$0.21
Options exercisable at June 30, 2024	1,713,500	$0.21

OPTIONS OUTSTANDING AND EXERCISABLE AT JUNE 30, 2024
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,297,000	3.75.	$0.21	1,713,500	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for six months ended June 30, 2024 and 2023 was $27,394 and $74,816, respectively.

Note 11 – Subsequent events

On August 6, 2024 Hypur, Inc. demanded payment of all principal and interest due Hypur ($387,198.49 in total) by August 15, 2024.

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

We provide armed protection and transportation, currency processing, compliance and training services for businesses engaged in the legal cannabis industry. During the six months ended June 30, 2024 approximately 57.5% of our revenue was derived from transportation services. The remaining 42.5% of our revenue was derived from currency processing services (41.4%) and compliance services (1.1%).

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended June 30, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	I	Increase in customers
Cost of revenue	I	Increase in distance traveled and personnel
Loss on derivative securities	I	Change in stock price

Material changes in line items in our Statement of Operations for the six months ended June 30, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	I	Increase in customers
Cost of revenue	I	Increase in distance traveled and personnel
Loss on derivative securities	I	Change in stock price

Capital Resources and Liquidity

Our material sources and <uses> of cash during the six months ended June 30, 2024 and 2023 were:

	2024	2023

Cash provided by operations	$398,065	308,211
Purchase of fixed assets	(7,025)	-
Loan payments	(155,133)	(175,204)

As of June 30, 2024 we did not have any material capital commitments other than loan payments.

During the next twelve months, we anticipate that we will incur approximately $1,200,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We will need additional financing to pay for the expenses described above. We may not be able to obtain the additional funding we require on terms that are favorable to us or at all.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending June 30, 2025.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the six months ended June 30, 2024.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2024 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2023.

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

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2024.

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

BLUE LINE PROTECTION GROUP, INC.

August 14, 2024	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

