Form 10-Q/A
period 2024-06-30
Blue Line Protection Group, Inc.
filed 2024-09-03
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amended 10-Q is being filed to correct the table in the “Revenue Recognition” section of Note 2 to the financial statements.

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

Revenue is characterized by several lines of services and typically the pricing is fixed.

Three Months ended June 30,
Revenue Breakdown by Streams	2024	2023
Service: Transportation	$525,432	$494,813
Service: Currency Processing	$606,198	$593,058
Service: Compliance	$11,513	$16,630
Total	$1,143,143	$1,104,501

Six Months ended June 30,
Revenue Breakdown by Streams	2024	2023
Service: Transportation	$1,041,406	$924,518
Service: Currency Processing	$1,221,969	$1,169,308
Service: Compliance	$22,403	$19,741
Total	$2,285,778	$2,113,567

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended June 30, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	I	Increase in customers
Cost of revenue	I	Increase in distance travelled and personnel
Loss on derivative securities	I	Change in stock price

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

September 3, 2024	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

