Form 10-Q
period 2024-09-30
Blue Line Protection Group, Inc.
filed 2024-11-12
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 8,250,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024 (Unaudited)	2023

Assets
Current assets:
Cash and equivalents	$848,407	$585,780
Accounts receivable	307,831	368,352
Prepaid expenses and deposits	34,398	34,174
Total current assets	1,190,636	988,306

Long-term assets:
Right to use assets	476,076	586,620
Machinery and equipment, net of accumulated depreciation of $837,280 and $754,281, respectively	200,096	254,171
Fixed assets of discontinued operations	2,782	2,782
Total long term assets	678,954	843,573

Security Deposit	28,960	28,960

Total assets	1,898,550	1,860,839

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$616,508	$511,622
Financed lease liabilities	19,760	22,022
Notes payable - related parties	152,771	152,771
Convertible notes payable - related parties, net of unamortized discount	638,500	638,500
Current portion of operating lease obligation	171,663	121,519
Derivative liabilities	580,352	503,584
Total current liabilities	2,179,554	1,950,018

Long-term liabilities:
Financed lease liabilities - long term	-	15,545
Notes payable - related parties	596,534	773,989
Operating lease liability-long term	331,757	494,215
Total long-term liabilities	928,291	1,283,749

Total liabilities	3,107,845	3,233,767

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023 , respectively	200	200
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of September 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	10,292,363	10,233,185
Accumulated deficit	(11,510,122)	(11,614,577)
Total stockholders’ deficit	(1,209,295)	(1,372,928)

Total liabilities and stockholders’ deficit	$1,898,550	$1,860,839

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$1,023,208	1,105,945	$3,308,986	$3,219,512
Cost of revenue	(406,004)	(388,852)	(1,201,967)	(1,117,431)
Gross profit	617,204	717,093	2,107,019	2,102,081

Operating expenses:
General and administrative expenses	616,738	495,919	1,760,479	1,607,904
Total expenses	616,738	495,919	1,760,479	1,607,904

Operating Income	466	221,174	346,540	494,177

Other income (expenses):
Gain on sale of fixed asset	-	1,000		1,000
Interest income	1,210		1,210
Interest expense	(46,190)	(44,927)	(143,679)	(143,861)
Income / (Loss) on derivative	123,791	28,399	(99,616)	(20,320)
Total other income / (expenses)	78,811	(15,528)	(242,085)	(163,181)

Net income / (loss)	$79,277	$205,646	$104,455	$330,996

Net income per common share: Basic	$0.01	$0.02	$0.01	$0.04
Net Income per common share: Diluted	$0.01	$0.01	$0.01	$0.02

Weighted average number of
common shares outstanding- Basic	8,250,144	8,250,144	8,250,144	8,250,144
common shares outstanding- Diluted	15,305,508	17,474,060	15,305,508	17,474,060

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED) AND 2023

	For the nine months ended
	September 30,
	2024	2023
Operating activities
Net income	$104,455	$330,996
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,100	95,372
Amortization of right to use asset	110,544	99,748
Noncash operating lease expense
Stock Option expense	36,330	37,590
Change in fair value of derivative liabilities	99,616	20,320
Changes in operating assets and liabilities:
(Increase) in accounts receivable	60,521	11,016
(Increase) / decrease in deposits and prepaid expenses	(224)	(2,048)
Increase (decrease) in accounts payable and accrued liabilities	104,887	107,301
Increase (decrease) in lease obligations	(112,314)	(102,085)
Net cash provided by operating activities	464,915	598,210

Cash flows from investing activities
Purchase of fixed assets	(7,025)	(104,193)
Net cash used in investing activities	(7,025)	(104,193)

Financing activities
Repayments on convertible notes payable - related party	-	(64,392)
Repayments on notes payable - related party	(177,455)	(168,820)
Payments on notes payable	(17,808)	(26,183)
Net cash used in financing activities	(195,263)	(259,395)

Net increase in cash	262,627	234,622
Cash - beginning	585,780	280,073
Cash - ending	$848,407	$514,695

Supplemental disclosures of cash flow information:
Interest paid	$99,884	$58,799
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Derivative resolution	$22,848	$76,682
Initial recognition of right of use asset and lease liability	$-	$312,432

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, June 30, 2023	200,000	$200	8,250,144	$8,251	$10,136,148	13	$(11,840,408)	$(1,695,796)

Stock options expense	-	-			14,431	-	-	14,431

Derivative resolution	-	-	-	-	29,589	-	-	29,589

Net income for the three months ended September 30, 2023	-	-	-	-	-	-	205,646	205,646
Balance, September 30, 2023	200,000	$200	8,250,144	$8,251	$10,180,168	13	$(11,634,762)	$(1,446,130)

Balance, June 30, 2024	200,000	$200	8,250,144	$8,251	$10,283,427	13	$(11,589,399)	$(1,297,508)

Stock options expense	-	-	-	-	8,936	-	-	8,936

Net income for the three months ended September 30, 2024	-	-	-	-	-	-	79,277	79,277
Balance, September 30, 2024	200,000	$200	8,250,144	$8,251	$10,292,363	13	$(11,510,122)	$(1,209,295)

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31 , 2022	200,000	$200	8,250,144	$8,251	$10,065,896	13	$(11,965,758)	$(1,891,398)

Stock options expense	-	-	-	-	37,590	-	-	37,590

Derivative resolution	-	-	-	-	76,682	-	-	76,682

Net income for Nine months ended September 30, 2023	-	-	-	-	-	-	330,996	330,996
Balance, September 30, 2023	200,000	$200	8,250,144	$8,251	$10,180,168	13	$(11,634,762)	$(1,446,130)

Balance, December 31 , 2023	200,000	$200	8,250,144	$8,251	$10,233,185	13	$(11,614,577)	$(1,372,928)

Stock options expense	-	-	-	-	36,330	-	-	36,330

Derivative resolution	-	-	-	-	22,848	-	-	22,848

Net income for nine months ended September 30, 2024	-	-	-	-	-	-	104,455	104,455
Balance, September 30, 2024	200,000	$200	8,250,144	$8,251	$10,292,363	13	$(11,510,122)	$(1,209,295)

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the periods ended September 30, 2024 and 2023 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc., Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2024, the Company has cash in excess of FDIC insured limits of $178,229. There were no cash equivalents as of September 30, 2024 or December 31, 2023.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at September 30, 2024 and December 31, 2023.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as September 30, 2024 and December 31, 2023. Depreciation expense for the three and nine months ended September 30, 2024 and 2023 was $19,217, $61,100, $38,767 and $95,372 respectively. During the year ended December 31, 2023 the Company recognized $1,000 from the sale of a vehicle.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of September 30, 2024 and December 31, 2023, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 10% of total revenue for the nine months ended September 30, 2024 and one customer comprised 16% of the account receivable balance at September 30, 2024.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

September 30, 2024

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$580,352	$-	$-	$580,352
Total	$580,352	$-	$-	$580,352

December 31, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$503,584	$-	$-	$503,584
Total	$503,584	$-	$-	$503,584

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

Revenue is characterized by several lines of services and typically the pricing is fixed.

Three Months ended September 30,
Revenue Breakdown by Streams	2024	2023
Service: Transportation	$489,036	$505,352
Service: Currency Processing	$522,490	$585,888
Service: Compliance	$11,682	$14,705
Total	$1,023,208	$1,105,945

Nine Months ended September 30,
Revenue Breakdown by Streams	2024	2023
Service: Transportation	$1,530,441	$1,429,758
Service: Currency Processing	$1,744,459	$1,755,196
Service: Compliance	$34,086	$34,558
Total	$3,308,986	$3,219,512

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2024 and September 30, 2023 amounted to $482, $730, $0, and $0 respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Numerator:
Net income	$79,277	$205,646

Denominator:
Weighted-average shares of common stock	8,250,144	8,250,144
Dilutive effect of convertible instruments	7,055,364	9,223,916
Diluted weighted-average of common stock	15,305,508	17,474,060

Net income per common share from:
Basic	$0.01	$0.02
Diluted	$0.01	$0.01

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Numerator:
Net income / (loss)	$104,455	$330,996

Denominator:
Weighted-average shares of common stock	8,250,144	8,250,144
Dilutive effect of convertible instruments	7,055,364	9,223,916
Diluted weighted-average of common stock	15,305,508	17,474,060

Net income per common share from:
Basic	$0.01	$0.04
Diluted	$0.01	$0.02

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Mile High Real Estate LLC, an entity owned by Mr. Sullivan, sent correspondence to the Company stating the Mr. Sullivan and/or Mile High Real Estate LLC loaned the Company either directly or directly to contractors, material suppliers or utilities for operating and building remodeling in the amount of $98,150. Counsel for Mr. Sullivan stated that he was still compiling information. The Company is investigating whether Mr. Sullivan and/or Mile High Real Estate LLC ever made the alleged loans. The Company will defend any claims of Mile High Real Estate LLC.

On April 14, 2016, the Company entered into an agreement with a third party to provide the Company with investor relations services. Upon signing the agreement, the Company paid the investor relations consultant $75,000 and agreed to issue the consultant 1,500,000 shares of its restricted common stock. The agreement required the Company to pay the consultant an additional $75,000 prior to June 14, 2016. The Company cancelled the agreement and is of the opinion that the shares are not owed to the consultant. As of September 30, 2024 and December 31, 2023 there was a payable recorded of $34,346.

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

Future minimum lease payments as of September 30, 2024

2024	$55,499
2025	$224,230
2026	$193,112
2027	$88,179
2028	$37,197
Thereafter	-
Total minimum lease payments	$598,217

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

Supplemental balance sheet information related to leases is as follows:

September 30, 2024

Operating Leases	Classification	September 30, 2024
Right-of-use assets	Operating right of use assets	$476,076
Total		$476,076
Current lease liabilities	Current operating lease liabilities	$171,663
Non-current lease liabilities	Long-term operating lease liabilities	$331,757
Total		$503,420

Lease term and discount rate were as follows:

September 30, 2024
Weighted average remaining lease term (years)	36.25
Weighted average discount rate	12%

The following summarizes lease expenses for nine months ended September 30, 2024:

Finance lease expenses:

Depreciation/amortization expense	$110,544
Interest on lease liabilities	51,019
Finance lease expense	$161,563

Supplemental disclosures of cash flow information related to leases were as follows:

September 30, 2024
Cash paid for operating lease liabilities	$163,355

December 31, 2023

Operating Leases	Classification	December 31, 2023
Right-of-use assets	Operating right of use assets	$586,620
Total		$586,620
Current lease liabilities	Current operating lease liabilities	$121,519
Non-current lease liabilities	Long-term operating lease liabilities	$494,215
Total		$615,734

Lease term and discount rate were as follows:

December 31, 2023
Weighted average remaining lease term (years)	42.50
Weighted average discount rate	12%

The following summarizes lease expenses for year ended December 31, 2023:

Finance lease expenses:

Depreciation/amortization expense	$134,428
Interest on lease liabilities	67,184
Finance lease expense	$201,612

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2023
Cash paid for operating lease liabilities	$137,064

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	September 30, 2024	December 31, 2023

Automotive vehicles	$637,386	$637,386
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$142,731	$135,706
Leasehold improvements	$148,994	$148,994
Fixed assets, total	$1,037,376	$1,030,351
Total: accumulated depreciation	$(837,280)	$(776,180)
Fixed assets, net	$200,096	$254,171

At September 30, 2024 and December 31, 2023 the Company had $2,782 of fixed assets associated with discontinued operations.

Depreciation expense for the three and nine months ended September 30, 2024 and 2023 was $19,217, $61,100, $38,767 and $95,372 respectively. During the year ended December 31, 2023 the Company recognized $1,000 from the sale of a vehicle.

Note 6 – Notes payable

Convertible notes payable to non-related parties

On October 18, 2017, the Company borrowed $150,000 from an unrelated third party. The Company paid $15,250 of fees associated with the loan, which was recorded as discount and to be amortized over the term of the debt and was fully amortized as of December 31, 2018. The loan bears interest at a rate of 10% (default interest 24%) and has a maturity date of July 16, 2018. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The conversion price is the lesser of (1) lowest trading price during the previous 25 days prior to the note agreement or (2) 50% lowest trading price during the 25 days prior to conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. During the year ended December 31, 2018 the Company paid $150,000 to extend the maturity date until May 11, 2019. During the year ended December 31, 2019, the Company paid $75,000 in extension fees. The note was discounted for a derivative (see note 8 for details) and the discount of $134,750 is being amortized over the life of the note using the effective interest method which was fully amortized as of December 31, 2018. During the year ended December 31, 2019 the holder converted $39,478 of accrued interest into 2,178,825 shares of common stock resulting in a loss of $61,624. As of December 31, 2021 and December 31, 2020 the balance outstanding on the loan is $0 and $150,000, respectively. On May 28, 2021 the Company entered into a settlement and release agreement with the Lender and agreed to pay the Lender a settlement of $400,000. The first payment of $200,000 was due upon signing and the Company agreed to make additional $100,000 payments on the 30th and 60th day after signing. The additional $250,000 settlement was recorded as interest during the year ended December 31, 2021. As of September 30, 2024 and December 31, 2023 accrued interest and the note balance had been repaid.

On March 21, 2018, the Company borrowed $45,000 from an unrelated third party. The Company paid $4,500 of fees associated with the loan and had amortized $3,514 of the costs as of December 31, 2018. The note bears an interest rate: 12% (default interest lesser of 15% or maximum permitted by law) and matures on March 21, 2019. The Holder has the option to convert the outstanding principal and accrued interest into common stock of the Company. The Conversion price is 55% of the lowest trading price during the 25 Trading Day periods prior to the Conversion. Covenants: The Borrower shall not, without the Holder’s consent, sell, lease or dispose of any significant portion of its assets outside the ordinary course of business. The note was discounted for a derivative (see note 8 for details) and the discount of $40,500 has been fully amortized over the life of the note using the effective interest method. As of December 31, 2023 and December 31, 2022 the amount had been fully amortized. As of September 30, 2024 and December 31, 2023 accrued interest and the note balance had been repaid.

Note 7 – Notes payable – related parties

Long-term liabilities: Notes payable – related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the nine months ended September 30, 2024, the Company repaid $17,369 of principal. Accrued interest as of September 30, 2024 and December 31, 2023, amounted to $0. As of September 30, 2024 and December 31, 2023, the balance owed on the loan is $58,387 and $75,756, respectively.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the nine months ended September 30, 2024 and year ended December 31, 2023 the Company repaid $160,087 and $204,341 of principal and accrued interest. As of September 30, 2024 and December 31, 2023, the balance on the loan is $538,146 and $698,233, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of September 30, 2024 and December 31, 2023, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of September 30, 2024 and December 31, 2023 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the year ended December 31, 2023 the Company repaid a total of $64,393. The amount claimed to be due by Hypur Inc. as of December 31, 2023 and December 31, 2022 is $363,500 and $329,256, respectively, although these amounts are disputed by the company. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital. During the nine months ended September 30, 2024 there were two payments made toward accrued interest totaling $19,659.44. As of September 30, 2024 and December 31, 2023 the principal balance owed on this loan was $363,500 and $363,500, respectively.

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

The Company re-measured the fair value of derivative liabilities on September 30, 2024 and December 31, 2023. See Note 8.

Note 8 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2023	$503,584
Gain on change in fair value of the derivative	99,616
Settlement of derivatives upon repayment	(22,848)
Balance – September 30, 2024	$580,352

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine Months Ended September 30, 2024	Year ended December 31, 2023
Expected term	.50 years	1.00 - 1.01 years
Expected average volatility	355.3%	242.2% - 246.6%
Expected dividend yield	-	-
Risk-free interest rate	4.13%	4.74% – 4.75%

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

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2024:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2023	3,332,000	$0.21
Granted	-	$-
Expired	-	$-
Cancelled	(35,000)	$0.21
Outstanding at September 30,2024	3,297,000	$0.21
Options exercisable at September 30, 2024	1,713,500	$0.21

The following tables summarize information about stock options outstanding and exercisable at September 30, 2024:

OPTIONS OUTSTANDING AND EXERCISABLE AT SEPTEMBER 30, 2024
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,297,000	3.50.	$0.21	1,713,500	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for nine months ended September 30, 2024 and 2023 was $36,330 and $37,950, respectively.

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

We provide armed protection and transportation, currency processing, compliance and training services for businesses engaged in the legal cannabis industry. During the nine months ended September 30, 2024 approximately 57.6% of our revenue was derived from transportation services. The remaining 42.4% of our revenue was derived from currency processing services (41.3%) and compliance services (1.1%).

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	D	Change in client base
Cost of revenue	I	Increase in distance traveled and personnel
General and administrative expenses	I	Increase in maintenance and overhead costs
Income on derivative securities	I	Change in stock price

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	I	Change in client base
Cost of revenue	I	Increase in distance in travel
General and administrative expenses	I	Increase in maintenance and overhead costs
Loss on derivative securities	I	Change in stock price

Capital Resources and Liquidity

Our material sources and <uses> of cash during the nine months ended September 30, 2024 and 2023 were:

	2024	2023

Cash provided by operations	$464,915	598,210
Purchase of fixed assets	(7,625)	(104,193)
Loan payments	(195,263)	(259,395)

As of September 30, 2024 we did not have any material capital commitments other than loan payments.

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

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending September 30, 2025.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the nine months ended September 30, 2024.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2024 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2023.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

On August 27, 2024 Hypur Inc. filed an arbitration proceeding against the Company. Hypur’s arbitration claim requests an award of $363,500, representing the principal payments due Hypur pursuant to four promissory notes payable to Hypur, plus interest, costs and attorneys’ fees.

The Company filed an answer denying Hypur’s claim and counterclaimed against Hypur for Hypur’s breach of contract and breach of the duty of good faith and fair dealing. The Company’s counterclaim seeks damages in an amount to be determined at the arbitration hearing for compensatory and punitive damages, including damages relating to the Company’s share price which Hypur’s actions have caused.

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

BLUE LINE PROTECTION GROUP, INC.

November 8, 2024	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive, Financial and
Accounting Officer

