Form 10-K
period 2024-12-31
Blue Line Protection Group, Inc.
filed 2025-03-31
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $981,000.

As of March 31, 2025 the registrant had 8,250,144 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUE LINE PROTECTION GROUP, INC.

FORM 10-K

For the year ended December 31, 2024

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

We provide armed protection and transportation, currency processing and training, and compliance services for businesses engaged in the legal cannabis industry. During the year ended December 31, 2024 approximately 53% of our revenue was derived from transportation services. The remaining 47% of our revenue was derived from currency processing services (46%) and compliance services (1%).

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

With the addition of our compliance module clients can be confident they will not lose their license for some small or large error by their staff that might put their cannabis license in jeopardy. Their license being, in most instances, their most valuable asset. We are relieving them of several burdens they are ill suited to comply with. Most licensees were formally acting outside the law prior to the legislation and have little to no compliance experience.

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

Industry Background

The total market for marijuana, is estimated to exceed the economic value of corn and wheat combined. Marijuana is widely considered the largest cash crop in the United States. Businesses have been positioning themselves for years, each trying to establish a leadership position in the legal cannabis industry, projected to reach as high as $35 billion in retail sales by 2025.

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

Rescheduling cannabis has been a top priority for the cannabis industry over the past few years. On October 6, 2022, then President Biden directed Health and Human Services to review marijuana’s status as a Schedule I drug. On August 30, 2023, HHS recommended to the US Drug Enforcement Administration (DEA) that marijuana be rescheduled from Schedule I to Schedule III under the Controlled Substances Act (CSA) based on its review of data and science. Reclassifying cannabis from Schedule I to Schedule III means that the federal government finally recognizes cannabis’ medical use and relatively low potential for abuse. Equally significant, rescheduling also removes the application of the onerous provisions of IRS Section 280E to state-regulated cannabis businesses. Hearings on the proposed rulemaking have faced numerous legal challenges, however, and those that were scheduled to begin on January 21, 2025 have been postponed for at least three months as a result of an interlocutory appeal granted by the Administrative Law Judge overseeing the process which challenges aspects of the DEA’s conduct leading up to the hearing.

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

Number of employees

As of March 31, 2025, we had 35 full and part-time employees, some of which are former military or law enforcement professionals.

Properties

We lease our offices in Denver, Colorado pursuant to a lease which expires on October 26, 2026. We have the option to extend the term of the lease for two additional five-year periods. The lease requires rental payments of approximately $11,487 per month which increases 3% annually.

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

Year ended December 31, 2024	High	Low

First Quarter	$0.084	$0.026
Second Quarter	$0.295	$0.040
Third Quarter	$0.140	$0.085
Fourth Quarter	$0.109	$0.048

Year ended December 31, 2023	High	Low

First Quarter	$0.18	$0.15
Second Quarter	$0.18	$0.11
Third Quarter	$0.14	$0.05
Fourth Quarter	$0.10	$0.05

As of March 31, 2025 we had 8,250,144 outstanding shares of common stock held by approximately 216 shareholders of record. Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, phone (702) 361-3033.

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

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2024 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenue	D	Change in client base
Cost of Revenue	I	Increase in distance travelled and personnel
General and Administrative Expenses	I	Increase in maintenance and overhead costs
Income on derivative securities	I	Change in stock price

Capital Resources and Liquidity

Our material sources and <uses> of cash during the years ended December 31, 2024 and 2023 were:

	2024	2023
	$	$
Cash provided by <used in> operations	269,524	745,546
Sale of fixed assets	39,879	—
Purchase of property, plant and equipment	(7,025)	(117,216)
Loan payments	(537,268)	(322,623)
Loan proceeds	—	98,637

General

See Notes 6 and 7 to the financial statements included as part of this report for information concerning our notes payable.

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending March 31, 2026.

Other than as disclosed elsewhere in this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed in this Item 7, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital. During the next 12 months, we anticipate that we will incur approximately $1,852,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur sales, marketing, research and development expenses during the next 12 months. We may need to obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2024 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2024.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Daniel Allen	73	Chief Executive, Financial and Accounting Officer and Chairman of the Board of Directors

Doyle Knudson	73	Director

Andrew Berman	65	Director

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

We believe our directors are qualified to act as such for the following reasons:

Name	Reason

Daniel Allen	Officer of the Company since 2022

Doyle Knudson	Experience with providing logistics services

Andrew Berman	Past experience with cannabis companies

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

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2024 and 2023 the compensation paid by the Company for those years to its officers:

Summary Compensation Table (in $)
Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Daniel Allen	2024	$175,000	$		$—	$175,000
Chief Executive Officer	2023	$175,000	$		$—	$175,000

(1)	The dollar value of base salary (cash and non-cash) earned during the year.

(2)	The fair value of the shares of common stock issued during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3.

(3)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ACS 718-10-30-3.

(4)	All other compensation received that we could not properly report in any other column of the table. Does not include director’s fees paid to Mr. Allen.

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

The following tables list the options granted, cancelled and exercised during the fiscal years ended December 31, 2024 and 2023 to our officers and directors pursuant to the Plan:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
Dan Allen	10/1/2022	1,000,000	$0.21	09/30/2027
Doyle Knudson	10/1/2022	1,500,000	$0.21	09/30/2027
Andrew Berman	5/3/2023	350,000	$0.21	09/30/2027
Andrew Berman	5/3/2023	400,000	$0.21	(1)

(1)	The option to purchase these 400,000 shares will not be exercisable unless and until the Company (i) sells all or substantially all of its assets or (ii) the Company mergers with another entity and the Company is not the surviving entity in the merger. Notwithstanding the above, the option will not be issued if condition (i) or (ii) are not met by September 29, 2027, in which case the option will expire on September 30, 2027.

The following shows certain information as of December 31, 2024 concerning the stock options and stock bonuses granted pursuant to the Plan. Each option represents the right to purchase one share of common stock.

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Stock Incentive Plan	7,700,000	$0.21	4,287,000

Directors’ Compensation

During 2024, we paid each director $2,500 for serving as a director.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2025 by (i) each person whom the Company knows beneficially owns more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s officers and directors; and (iii) all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

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

The following table sets forth fees billed to us by our independent auditors for the years ended 2024 and 2023 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2024	2023

Audit- M&K CPA	$71,250	$60,850
Tax fees	-	-
All other fees	-	-

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a) Articles of Incorporation (1)
(b) By-Laws (1)
19	Insider Trading Policy (2)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
101	Interactive Data Files (3)
(INS) Inline XBRL Instance Document
(SCH) Inline XBRL Taxonomy Extension Schema Document
(CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Registration Statement on Form 10-SB, previously filed with the SEC on November 28, 2007.
(2)	Incorporated by reference to the same exhibit filed with our annual report on Form 10-K for the year ended December 31, 2023.
(3)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLUE LINE PROTECTION GROUP, INC.

March 31, 2025	By:	/s/ Daniel Allen
Daniel Allen, Principal Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Daniel Allen	Principal Executive, Financial and	March 31, 2025
Daniel Allen	Accounting Officer and a Director

/s/ Doyle Knudson	Director	March 31, 2025
Doyle Knudson

/s/ Andrew Berman	Director	March 31, 2025
Andrew Berman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Blue Line Protection Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Line Protection Group, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit and a working capital deficiency as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below are arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 7, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

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

We evaluated management’s conclusions regarding their derivative liability, reviewed support for the significant inputs used in the valuation model and assessed the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 7 to the consolidated financial statements

/s/ M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2019.

The Woodlands, Texas

March 31, 2025

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and equivalents	$350,890	$585,780
Accounts receivable	314,066	368,352
Prepaid expenses and deposits	40,651	34,174
Total current assets	705,607	988,306

Long-term assets:
Right to use assets	436,918	586,620
Machinery and equipment, net et, net of accumulated depreciation of $796,542 and $687,725, respectively	180,834	254,171
Fixed assets of discontinued operations	2,782	2,782
Total long-term assets	620,534	843,573

Security Deposit	28,960	28,960

Total assets	1,355,101	1,860,839

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$181,196	$511,622
Financed lease liabilities	13,400	22,022
Notes payable - related parties	-	152,771
Convertible notes payable - related parties, net of unamortized discount	363,500	638,500
Current portion of operating lease obligation	178,238	121,519
Derivative liabilities	431,656	503,584
Total current liabilities	1,167,990	1,950,018

Long-term liabilities:
Financed lease liabilities - long term	-	15,545
Notes payable - related parties	535,889	773,989
Operating lease liability-long term	284,380	494,215
Total long-term liabilities	820,269	1,283,749

Total liabilities	1,988,259	3,233,767

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 1,000,000, shares authorized, 200,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	200	200
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of December 31, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	10,731,214	10,233,185
Accumulated deficit	(11,372,836)	(11,614,577)
Total stockholders’ deficit	(633,158)	(1,372,928)

Total liabilities and stockholders’ deficit	$1,355,101	$1,860,839

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2024	2023

Revenue	$4,365,122	$4,408,311
Cost of revenue	(1,591,011)	(1,542,450)
Gross profit	2,774,111	2,865,861

Operating expenses:
General and administrative expenses	2,429,139	2,103,148
Total expenses	2,429,139	2,103,148

Operating Income	344,972	762,713

Other income (expenses):
Gain on sale of fixed asset	39,879	1,000
Interest expense	(182,118)	(242,959)
Interest income	1,408	-
Income / (Loss) on derivative	49,080	(169,573)
Total other income / (expenses)	(91,751)	(411,532)

Net income from operations before income taxes	253,221	351,181
Income taxes	11,480	-
Net income from operations before income taxes	$241,741	$351,181

Net income per common share - Basic	$0.03	$0.04
Net income per common share - Diluted	$0.01	$0.02

Weighted average number of
common shares outstanding: Basic	8,250,144	8,250,144
common shares outstanding- Diluted	21,502,656	10,927,179

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

 FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

					Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31 , 2022	20,000	$200	8,250,144	$8,251	$10,065,896	13	$(11,965,758)	$(1,891,398)

Stock options expense	-	-	-	-	50,180	-	-	50,180

Derivative resolution	-	-	-	-	117,109	-	-	117,109

Net income for the year ended December 31, 2023	-	-	-	-	-	-	351,181	351,181
Balance, December 31, 2023	20,000	$200	8,250,144	$8,251	$10,233,185	13	$(11,614,577)	$(1,372,928)

Balance, December 31, 2023	20,000	$200	8,250,144	$8,251	$10,233,185	13	$(11,614,577)	$(1,372,928)

Stock options expense	-	-	-	-	163,063	-	-	163,063

Derivative resolution	-	-	-	-	22,848	-	-	22,848

Legal settlement - related party	-	-	-	-	312,118	-	-	312,118

Net income for the year ended December 31, 2024	-	-	-	-	-	-	241,741	241,741
Balance, December 31, 2024	20,000	$200	8,250,144	$8,251	$10,731,214	13	$(11,372,836)	$(633,158)

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the years ended
	December 31,
	2024	2023
Operating activities
Net income	$241,741	$351,181
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,362	117,272
Amortization of right to use	149,702	134,428
Stock Option expense	163,063	50,180
Change in fair value of derivative liabilities	(49,080)	169,573
Gain on disposal of fixed assets	(39,879)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	54,286	4,823
(Increase) / decrease in deposits and prepaid expenses	(6,477)	339
Increase (decrease) in accounts payable and accrued liabilities	(171,078)	54,814
Increase (decrease) in lease obligations	(153,116)	(137,064)
Net cash provided by operating activities	269,524	745,546

Cash flows from investing activities
Sale of fixed assets	39,879	-
Purchase of fixed assets	(7,025)	(117,216)
Net cash used in investing activities	32,854	(117,216)

Financing activities
Repayments on convertible notes payable - related party	(275,000)	(64,392)
Repayments from notes payable - related party	(214,795)	(226,512)
Payments on notes payable	(47,473)	(31,719)
Net cash used in financing activities	(537,268)	(322,623)

Net increase / (decrease) in cash	(234,890)	305,707
Cash - beginning	585,780	280,073
Cash - ending	$350,890	$585,780

Supplemental disclosures of cash flow information:
Interest paid	$5,882	$181,318
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Derivative resolution	$22,848	$117,109
Gain on the settlement of litigation of accrued salary - related party	$159,346	$-
Gain on the settlement of litigation of notes payable - related party	$152,772	$-

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the years ended December 31, 2024 and 2023 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc., Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

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

Segment reporting

The Company operates as a single operating segment as a provider of armed protection and transportation, banking, compliance, and training services to the lawful cannabis industry, including shipment protection, money escorts, asset vaulting and transportation and storage of currency. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2024, the Company has cash in excess of FDIC insured limits of $59,245. There were no cash equivalents as of December 31, 2024 or December 31, 2023.

Accounts receivable

Accounts receivables are stated at the amount the Company expects to collect from outstanding balances and do not bear interest. The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at December 31, 2024 and December 31, 2023.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as December 31, 2024 and December 31, 2023. Depreciation expense for the years ended December 31, 2024 and 2023 was $80,362 and $117,272 respectively. During the year ended December 31, 2024 the Company recognized $38,879 from the insurance proceeds of a vehicle.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2024 and December 31, 2023, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one customer that comprised 14% of the account receivable balance at December 31, 2024.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2024 and December 31, 2023:

December 31, 2024

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$431,656	$-	$-	$431,656
Total	$431,656	$-	$-	$431,656

December 31, 2023

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$503,584	$-	$-	$503,584
Total	$503,584	$-	$-	$503,584

The embedded conversion feature in the convertible debt instruments that the Company issued that became convertible qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible. The valuation of the derivative liability was determined through the use of the Monte Carlo option-pricing model (See Note 7).

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

Revenue is characterized by several lines of services and typically the pricing is fixed.

Year ended December 31,
Revenue Breakdown by Streams	2024	2023
Service: Transportation	$2,029,520	$1,968,061
Service: Currency Processing	$2,299,746	$2,375,594
Service: Compliance	$35,856	$64,656
Total	$4,365,122	$4,408,311

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising expense for the years ended December 31, 2024 and December 31, 2023 amounted to $2,765 and $5,527 respectively.

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

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following ranges of assumptions:

The expected volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that options granted are expected to be outstanding. In accordance with Staff Accounting Bulletin (“SAB”) Topic 14, the Company uses the simplified method for estimating the expected term. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net income / (loss)	$241,741	$351,181

Denominator:
Weighted-average shares of common stock	8,250,144	8,250,144
Dilutive effect of options	-	-
Dilutive effect of convertible instruments	13,252,512	2,677,035
Diluted weighted-average of common stock	21,502,656	10,927,179

Net income per common share from:
Basic	$0.03	$0.04
Diluted	$0.01	$0.02

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On January 13, 2025 the District Court for the City and County of Denver issued an order stating that the Company is legally released from all liabilities owed to Daniel Sullivan and Mile High Real Estate, LLC since the collection of any amounts no longer owed to these persons is barred by the Colorado statute of limitations. All amounts have been recorded as a contribution of capital during the year ended December 31, 2024.

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

Finance leases

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

Future minimum lease payments as of December 31, 2024

2025	$224,230
2026	$193,112
2027	$88,179
2028	$37,197
Thereafter	-
Total minimum lease payments	$542,718

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

Supplemental balance sheet information related to leases is as follows:

December 31, 2024

Operating Leases	Classification	December 31, 2024
Right-of-use assets	Operating right of use assets	$436,918
Total		$436,918
Current lease liabilities	Current operating lease liabilities	$178,238
Non-current lease liabilities	Long-term operating lease liabilities	$284,380
Total		$462,618

Lease term and discount rate were as follows:

December 31, 2024
Weighted average remaining lease term (years)	5.0
Weighted average discount rate	12%

The following summarizes lease expenses for year ended December 31, 2024:

Finance lease expenses:

Depreciation/amortization expense	$137,907
Interest on lease liabilities	65,717
Finance lease expense	$203,624

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2024
Cash paid for operating lease liabilities	$218,833

December 31, 2023

Operating Leases	Classification	December 31, 2023
Right-of-use assets	Operating right of use assets	$586,620
Total		$586,620
Current lease liabilities	Current operating lease liabilities	$121,519
Non-current lease liabilities	Long-term operating lease liabilities	$494,215
Total		$615,734

Lease term and discount rate were as follows:

December 31, 2023
Weighted average remaining lease term (years)	42.50
Weighted average discount rate	12%

The following summarizes lease expenses for year ended December 31, 2023:

Finance lease expenses:

Depreciation/amortization expense	$134,428
Interest on lease liabilities	67,184
Finance lease expense	$201,612

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2023
Cash paid for operating lease liabilities	$137,064

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	December 31, 2024	December 31, 2023

Automotive vehicles	$577,386	$637,386
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$142,731	$135,706
Leasehold improvements	$148,994	$148,994
Fixed assets, total	$977,376	$1,030,351
Total: accumulated depreciation	$(796,542)	$(776,180)
Fixed assets, net	$180,834	$254,171

At December 31, 2024 and December 31, 2023 the Company had $2,782 of fixed assets associated with discontinued operations.

During the year ended December 31, 2024 the Company received $39,879 in insurance proceeds for a $60,000 vehicle that had been fully depreciated.

Depreciation expense for the years ended December 31, 2024 and December 31, 2023 were $80,362 and $117,272 respectively.

Note 6 – Notes payable – related parties

Long-term liabilities: Notes payable – related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the year ended December 31, 2024, the Company repaid $23,305of principal. Accrued interest as of December 31, 2024 and December 31, 2023, amounted to $0. As of December 31, 2024 and December 31, 2023, the balance owed on the loan is $54,451 and $75,756, respectively.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the year ended December 31, 2024 and year ended December 31, 2023 the Company repaid $214,795and $204,341 of principal and accrued interest. As of December 31, 2024 and December 31, 2023, the balance on the loan is $483,438 and $698,233, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. As of December 31, 2024 and December 31, 2023, the principal balance owed on this loan is $98,150 and $98,150, respectively.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015 and as of December 31, 2024 and December 31, 2023 the principal balance owed on this loan was $54,621 and $54,621, respectively.

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

During the year ended December 31, 2023 the Company repaid a total of $64,393. The amount claimed to be due by Hypur Inc. as of December 31, 2023 and December 31, 2022 is $363,500 and $329,256, respectively, although these amounts are disputed by the company. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital. During the year ended December 31, 2024 there were two payments made toward accrued interest totaling $19,659.44. As of December 31, 2024 and December 31, 2023 the principal balance owed on this loan was $363,500 and $363,500, respectively.

Although Hypur Inc. has notified the Company that the notes were in default as of September 1, 2022, it is the Company’s position that the notes are not in default. Nevertheless, the Company began accruing default interest of 12% per year as of September 1, 2022.

On September 1, 2016, the Company entered into, a convertible promissory note with Hypur Ventures, L.P., a Delaware limited partnership (the “Hypur Ventures”) which is a related party, pursuant to which the Company borrowed $75,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2023, and December 31, 2022 was $75,000 and $75,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. Although Hypur Ventures has notified the Company that the note was in default as of January 2, 2022, it is the Company’s position is that the note is not in default. Nevertheless, the Company began accruing default interest as of January 2, 2022. On November 13, 2024 the Company repaid the loan in full.

On October 14, 2016, the Company entered into a convertible promissory note with Hypur Ventures, pursuant to which the Company borrowed $100,000. The loan was due 180 days from the date of issuance and bears interest at 10% per annum. The note is convertible into common stock at a price of $.05 per share. The note is mandatory redeemable into common stock if the price per share is over $.50 per share during a 10 day period. The principal balance owed on this loan at December 31, 2023 and December 31, 2022 was $100,000 and $100,000, respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. Although Hypur Ventures has notified the Company that the note was in default as of January 2, 2022, it is the Company’s position is that the note is not in default. Nevertheless, the Company began accruing default interest as of January 2, 2022. On November 13, 2024 the Company repaid the loan in full.

On March 7, 2017, the Company borrowed $100,000 from Hypur Ventures. The loan is due 180 days from March 7, 2017 and bears interest at 10% per annum. The loan is convertible into shares of the Company’s common stock at a price of $.05 per share. The loan will automatically convert into shares of the Company’s common stock if the price of the Company’s common stock is over $.50 per share during any ten-day period. The principal balance owed on this loan December 31, 2023 and December 31, 2022 was $100,000 and $100,000 respectively. Upon default, the note bears a default rate of interest of 15% per annum, and if the default has not been remedied within 30 days, the redemption price would be 150% of the principal amount. Although Hypur Ventures has notified the Company that the note was in default as of January 2, 2022, it is the Company’s position is that the note is not in default. Nevertheless, the Company began accruing default interest as of January 2, 2022. On November 13, 2024 the Company repaid the loan in full.

The Company re-measured the fair value of derivative liabilities on December 31, 2024 and December 31, 2023. See Note 7.

Note 7 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2022	$451,119
Settlement of derivatives upon conversion	$(117,109)
Change in fair value of the derivative	$169,573
Balance – December 31, 2023	$503,584
Settlement of derivatives upon conversion	$(22,848)
Gain on change in fair value of the derivative	$(49,080)
Balance – December 31, 2024	$431,656

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31, 2024	Year ended December 31, 2023
Expected term	.25 years	1.00 - 1.01 years
Expected average volatility	167.1%	242.2% - 246.6%
Expected dividend yield	-	-
Risk-free interest rate	4.13%	4.74% – 4.75%

Note 8 – Stockholders’ deficit

The Company was originally authorized to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. On May 6, 2014, the Company effected a forward stock split and a pro-rata increase in its authorized common stock on a basis of 14-to-1, whereby each shareholder received 14 newly issued shares of common stock for each 1 share held. Additionally, the number of authorized shares increased to 1,400,000,000 shares of common stock.

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

On May 3, 2023, the Company issued Andrew Berman, a Director of the Company, an option to purchase 350,000 shares of the Company’s common stock. The option is exercisable at a price of $0.21 per share and expires on September 30, 2027. Options to purchase 50% of the shares can be exercised immediately. Options to purchase 25% of the shares can be exercised after June 30, 2023. Options to purchase 25% of the shares can be exercised after March 30, 2024. At that time, the Company also issued Mr. Berman an option to purchase an additional 400,000 shares of the Company’s common stock. The option is exercisable at a price of $.21 per share. The option to purchase these 400,000 shares will not be exercisable unless and until the Company (i) sells all or substantially all of its assets or (ii) the Company mergers with another entity and the Company is not the surviving entity in the merger. Notwithstanding the above, the option will not be issued if condition (i) or (ii) are not met by September 29, 2027, in which case the option will expire on September 30, 2027.

The following is a summary of the Company’s stock option activity for the year ended December 31, 2024:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2023	3,332,000	$0.21
Granted(1)	-	$-
Expired	-	$-
Cancelled	(35,000)	$0.21
Outstanding at December 31, 2024	3,297,000	$0.21
Options exercisable at December 31, 2024	2,560,250	$0.21

The following tables summarize information about stock options outstanding and exercisable at December 31, 2024:

OPTIONS OUTSTANDING AND EXERCISABLE AT DECEMBER 31, 2024
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,297,000	2.75	$0.21	2,560,250	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for years ended December 31, 2024 and December 31, 2023 was $163,063 and $50,180, respectively.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following ranges of assumptions:

The expected volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that options granted are expected to be outstanding. In accordance with Staff Accounting Bulletin (“SAB”) Topic 14, the Company uses the simplified method for estimating the expected term. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Note 10 – Income taxes

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

For the year ended December 31, 2024 the Company had a profit but had a net operating loss as of December 31, 2024 that exceeded the profit and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024 and 2023, the Company had approximately $7,303,838 and $8,364,821 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
Deferred tax assets:	2024	2023
Net operating loss carry forwards	$(1,617,806)	$(1,756,612)
Valuation allowance	$(1,617,806)	(1,756,612)
Total deferred tax assets	$-	$-

Note 11 – Subsequent events

None.

