Form 10-Q
period 2025-03-31
Blue Line Protection Group, Inc.
filed 2025-05-06
CIK 1416697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 8,250,144 outstanding shares of common stock.

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

2

3

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$407,958	$350,890
Accounts receivable	304,442	314,066
Prepaid expenses and deposits	40,651	40,651
Total current assets	753,051	705,607

Long-term assets:
Right of use assets	396,525	436,918
Machinery and equipment, net of accumulated depreciation of $815,889 and $796,542, respectively	164,050	180,834
Fixed assets of discontinued operations	2,782	2,782
Total long-term assets	563,357	620,534

Security Deposit	28,960	28,960

Total assets	1,345,368	1,355,101

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable and accrued liabilities	$251,145	$181,196
Financed lease liabilities	6,817	13,400
Notes payable - related parties	-	-
Convertible notes payable - related parties, net of unamortized discount	363,500	363,500
Current portion of operating lease obligation	185,012	178,238
Derivative liabilities	435,296	431,656
Total current liabilities	1,241,770	1,167,990

Long-term liabilities:
Financed lease liabilities - long term	-	-
Notes payable - related parties	474,485	535,889
Operating lease liability-long term	235,568	284,380
Total long-term liabilities	710,053	820,269

Total liabilities	1,951,823	1,988,259

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 200,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	200	200
Common Stock, $0.001 par value, 14,000,000 shares authorized, 8,250,144 and 8,250,144 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8,251	8,251
Common Stock, owed but not issued, 129 shares and 129 shares as of March 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	10,754,115	10,731,214
Accumulated deficit	(11,369,034)	(11,372,836)
Total stockholders’ deficit	(606,455)	(633,158)

Total liabilities and stockholders’ deficit	$1,345,368	$1,355,101

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31.
	2025	2024

Revenue	$1,038,795	$1,142,635
Cost of revenue	(388,524)	(377,229)
Gross profit	650,271	765,406

Operating expenses:
General and administrative expenses	612,019	567,703
Total expenses	612,019	567,703

Operating Income	38,252	197,703

Other income (expenses):
Interest expense	(30,853)	(49,520)
Interest income	43	-
Income / (Loss) on derivative	(3,640)	9,126
Total other income / (expenses)	(34,450)	(40,394)

Income/(loss) from operations before income taxes	$3,802	$157,309
Provision for income taxes	-	-
Net income (loss)	3,802	157,309

Net income per common share: Basic and Diluted	$0.00	$0.02
Net Income / (loss) per common share: Diluted	$0.00	$0.01

Weighted average number of
common shares outstanding- Basic	8,250,144	8,250,144
common shares outstanding- Diluted	20,869,601	23,152,780

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Operating activities
Net income	$3,802	$157,309
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,347	21,992
Amortization of right to use	40,393	35,741
Noncash operating lease expense
Stock Option expense	22,901	13,697
Change in fair value of derivative liabilities	3,640	(9,126)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	9,624	39,603
Increase (decrease) in accounts payable and accrued liabilities	69,949	58,480
Increase (decrease) in lease obligations	(42,038)	(36,039)
Net cash provided by operating activities	127,618	281,657

Cash flows from investing activities
Purchase of fixed assets	(2,563)	(7,025)
Net cash used in investing activities	(2,563)	(7,025)

Financing activities
Repayments from notes payable - related party	-	(58,416)
Payments on notes payable	(67,987)	(5,732)
Net cash used in financing activities	(67,987)	(64,148)

Net increase in cash	57,068	210,484
Cash - beginning	350,890	585,780
Cash - ending	$407,958	$796,264

Supplemental disclosures of cash flow information:
Interest paid	$6,443	$30,335
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Derivative resolution	$-	$22,848

The accompanying notes are an integral part of these consolidated financial statements.

BLUE LINE PROTECTION GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2023	20,000	$200	8,250,144	$8,251	$10,233,185	13	$(11,614,577)	$(1,372,928)

Stock options expense	-	-	-	-	13,697	-	-	13,697

Derivative resolution	-	-	-	-	22,848	-	-	22,848

Net income for the three months ended March 31, 2024	-	-	-	-	-	-	157,309	157,309
Balance, March 31, 2024	20,000	$200	8,250,144	$8,251	$10,269,730	13	$(11,457,268)	$(1,179,074)

Balance, December 31, 2024	20,000	$200	8,250,144	$8,251	$10,731,214	13	$(11,372,836)	$(633,158)

Stock options expense	-	-	-	-	22,901	-	-	22,901

Net income for the three months ended March 31, 2025	-	-	-	-	-	-	3,802	3,802
Balance, March 31, 2025	20,000	$200	8,250,144	$8,251	$10,754,115	13	$(11,369,034)	$(606,455)

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

Note 2 – Accounting policies and procedures

Principles of consolidation

For the periods ended March 31, 2025 and 2024 the consolidated financial statements include the accounts of Blue Line Protection Group, Inc., Blue Line Advisory Services, Inc. (a Nevada corporation; “BLAS”), Blue Line Capital, Inc. (a Colorado corporation; “Blue Line Capital”), Blue Line Protection Group (California), Inc. (a California corporation; “Blue Line California”), Blue Line Colorado, Blue Line Protection Group Illinois, Inc. (an Illinois corporation; “Blue Line Illinois”), BLPG, Inc. (a Nevada corporation; “Blue Line Nevada”), Blue Line Protection Group (Washington), Inc. (a Washington corporation; “Blue Line Washington”). All significant intercompany balances and transactions have been eliminated. BLPG and its subsidiaries are collectively referred herein to as the “Company.”

Interim financial statements

The unaudited interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements, in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company has cash in excess of FDIC insured limits of $22,169 and $0 respectively. There were no cash equivalents as of March 31, 2025 or December 31, 2024.

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

Allowance for uncollectible accounts

The Company estimates losses on receivables based on known troubled accounts, if any, and historical experience of losses incurred. There was no allowance for doubtful customer receivables at March 31, 2025 and December 31, 2024.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as March 31, 2025 and December 31, 2024. Depreciation expense for the three months ended March 31, 2025 and 2024 was $19,347 and $21,992 respectively.

Impairment of long-lived assets

The Company accounts for the impairment of its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of March 31, 2025 and December 31, 2024, the Company determined that none of its long-lived assets were impaired.

Concentration of business and credit risk

The Company has no significant off-balance sheet risks such as foreign exchange contracts, option contracts or other hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts, which may at times, exceed federally insured limits.

The Company had one major customer which generated 8.7% of total revenue for the three months ended March 31, 2025 and two customers comprised 17% and 14%, respectively of the account receivable balance at March 31, 2025.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

March 31, 2025

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$435,296	$-	$-	$435,296
Total	$435,296	$-	$-	$435,296

December 31, 2024

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$431,656	$-	$-	$431,656
Total	$431,656	$-	$-	$431,656

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

Revenue is characterized by several lines of services and typically the pricing is fixed.

Three Months ended March 31,
Revenue Breakdown by Streams	2025	2024
Service: Transportation	$493,770	$515,973
Service: Currency Processing	$543,450	$615,771
Service: Compliance	$1,575	$10,891
Total	$1,038,795	$1,142,635

Advertising costs

 The Company expenses all costs of advertising as incurred. Advertising expense for the three months ended March 31, 2025 and March 31, 2024 amounted to $83 and $165 respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Numerator:
Net income / (loss)	$3,802	$157,309

Denominator:
Weighted-average shares of common stock	8,250,144	8,250,144
Dilutive effect of convertible instruments	12,619,457	14,902,636
Diluted weighted-average of common stock	20,869,601	23,152,780

Net income per common share from:
Basic	$0.00	$0.02
Diluted	$0.00	$0.01

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

Recent Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment's profit or loss measure as well as the title and position of the chief operating decision maker ("CODM"). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of depreciation and amortization, interest and joint venture expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company's disclosures with no impact to its financial condition or results of operations

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit and had a working capital deficit as of March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Future minimum lease payments as of March 31, 2025

2025	$225,589
2026	$157,915
2027	$88,835
2028	$14,879
Thereafter	-
Total minimum lease payments	$487,218

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

Supplemental balance sheet information related to leases is as follows:

March 31, 2025

Operating Leases	Classification	March 31, 2025
Right-of-use assets	Operating right of use assets	$396,525
Total		$396,525
Current lease liabilities	Current operating lease liabilities	$185,012
Non-current lease liabilities	Long-term operating lease liabilities	$235,568
Total		$420,580

Lease term and discount rate were as follows:

March 31, 2025
Weighted average remaining lease term (years)	4.25
Weighted average discount rate	12%

The following summarizes lease expenses for three months ended March 31, 2025:

Finance lease expenses:

Depreciation/amortization expense	$40,393
Interest on lease liabilities	13,461
Finance lease expense	$53,854

Supplemental disclosures of cash flow information related to leases were as follows:

March 31, 2025
Cash paid for operating lease liabilities	$54,810

December 31, 2024

Operating Leases	Classification	December 31, 2024
Right-of-use assets	Operating right of use assets	$436,918
Total		$436,918
Current lease liabilities	Current operating lease liabilities	$178,238
Non-current lease liabilities	Long-term operating lease liabilities	$284,380
Total		$462,618

Lease term and discount rate were as follows:

December 31, 2024
Weighted average remaining lease term (years)	5.0
Weighted average discount rate	12%

The following summarizes lease expenses for year ended December 31, 2024:

Finance lease expenses:

Depreciation/amortization expense	$137,907
Interest on lease liabilities	65,717
Finance lease expense	$203,624

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2024
Cash paid for operating lease liabilities	$218,833

Note 5 – Fixed assets

Machinery and equipment consisted of the following at:

	March 31, 2025	December 31, 2024

Automotive vehicles	$577,386	$577,386
Furniture and equipment	$108,265	$108,265
Machinery and Equipment	$145,294	$142,731
Leasehold improvements	$148,994	$148,994
Fixed assets, total	$979,939	$977,376
Total: accumulated depreciation	$(815,889)	$(796,542)
Fixed assets, net	$164,050	$180,834

At March 31, 2025 and December 31, 2024 the Company had $2,782 of fixed assets associated with discontinued operations.

Depreciation expense for the three months ended March 31, 2025 and March 31, 2024 was $19,347 and $21,992 respectively.

Note 6 – Notes payable – related parties

Long-term liabilities: Notes payable – related parties

As of December 31, 2021 the Company owed MKM Capital Advisors and two related entities $128,600 plus accrued interest of $70,088. The amount owed to the MKM entities was represented by three Promissory Notes dated between February 6, 2015 and July 7, 2016. In March 2022 the MKM entities agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $128,600 and (ii) forgive the accrued interest of $70,088. The new Promissory Note is due and payable on December 27, 2026 and bears an interest (from December 27, 2021 to the date of payment) of 5% per year. During the three months ended March 31, 2025, the Company repaid $6,010 of principal. Accrued interest as of March 31, 2025 and December 31, 2024, amounted to $0. As of March 31, 2025 and December 31, 2024, the balance owed on the loan is $46,441 and $52,451, respectively.

As of December 31, 2021 the Company owed CGDK, LLC $1,185,217, plus accrued interest of $452,246. The amount owed to CGDK was represented by seven Promissory Notes dated between July 9, 2015 and August 6, 2018. In March 2022, CGDK agreed to (i) consolidate the Promissory Notes into a new note in the principal amount of $1,185,217 and (ii) forgive the accrued interest of $452,246. The new Promissory Note is due and payable on December 31, 2026 and bears interest (from January 1, 2022 to the date of payment) at 5% per year. During the year ended December 31, 2022, the loan was assumed by Doyle Knudson a related party. During the three months ended March 31, 2025 the Company repaid $55,394 of principal and accrued interest. As of March 31, 2025 and December 31, 2024, the balance on the loan is $428,044 and $483,438, respectively.

Current liabilities: Notes payable – related parties

On July 31, 2014, the Company borrowed $98,150 from an entity controlled by a former officer and shareholder of the Company. The loan is due and payable on demand and bears no interest. On November 4, 2024, the Company submitted a motion for default judgement and was awarded a judgement in favor of the Company. The judgement released the Company from all liabilities owed to this entity. As of December 31, 2024, the principal balance owed on this loan is $0.

As of December 31, 2014, a related party loaned the Company $180,121, in the form of cash and expenses paid on behalf of the Company. The loan is due and payable on demand and bears no interest. The Company repaid $125,500 towards this note during 2015. On November 4, 2024, the Company submitted a motion for default judgement and was awarded a judgement in favor of the Company. The judgement released the Company from all liabilities owed to this entity. As of December 31, 2024 the principal balance owed on this loan was $0.

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

During the year ended December 31, 2023 the Company repaid a total of $64,393. The amount claimed to be due by Hypur Inc. as of December 31, 2023 and December 31, 2022 is $363,500 and $329,256, respectively, although these amounts are disputed by the company. Hypur forgave $250,000 of accrued interest owed by the Company under the Promissory Notes, which was recognized as additional paid in capital. During the year ended December 31, 2024 there were two payments made toward accrued interest totaling $19,659.44. As of March 31, 2025 and December 31, 2024 the principal balance owed on this loan was $363,500 and $363,500, respectively.

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

The Company re-measured the fair value of derivative liabilities on March 31, 2025 and December 31, 2024. See Note 7.

Note 7 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that an instrument should be classified as a liability when a conversion option becomes effective.

The derivative liability in connection with the conversion feature of the convertible debt is measured using level 3 inputs.

The change in the fair value of derivative liabilities is as follows:

Balance – December 31, 2024	$431,656
Settlement of derivatives upon conversion	$-
Gain on change in fair value of the derivative	$3,640
Balance – March 31, 2025	$435,296

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Three months ended March 31, 2025	Year ended December 31, 2024
Expected term	.25 years	.25 years
Expected average volatility	179.6%	167.1%
Expected dividend yield	-	-
Risk-free interest rate	4.13%	4.13%

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

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2025:

	Number Of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2024	3,297,000	$0.21
Granted(1)	-	$-
Expired	-	$-
Cancelled	(30,000)	$0.21
Outstanding at March 31, 2025	3,267,000	$0.21
Options exercisable at March 31, 2025	2,530,250	$0.21

The following tables summarize information about stock options outstanding and exercisable at March 31, 2025:

OPTIONS OUTSTANDING AND EXERCISABLE AT MARCH 31, 2025
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.21	3,267,000	2.50	$0.21	2,530,250	$0.21

Total stock-based compensation expense in connection with options and modified awards recognized in the consolidated statement of operations for three months ended March 31, 2025 and March 31, 2024 was $22,901 and $13,697, respectively.

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

We provide armed protection and transportation, currency processing, compliance and training services for businesses engaged in the legal cannabis industry. During the three months ended March 31, 2025 approximately 45% of our revenue was derived from transportation services. The remaining 55% of our revenue was derived from currency processing services (54%) and compliance services (1%).

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2025 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Revenue	D	Change in customer base
Cost of revenue	I	Increase in distance traveled and personnel
General and administrative expenses	I	Increase in maintenance and overhead costs
Loss on derivative securities	I	Change in valuation

Capital Resources and Liquidity

Our material sources and <uses> of cash during the three months ended March 31, 2025 and 2024 were:

	2025	2024
Cash provided by operations	$127,618	281,687
Purchase of fixed assets	(2,563)	(7,025)
Loan payments	(67,987)	(64,148)

As of March 31, 2025 we did not have any material capital commitments other than loan payments.

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

We adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on our Statements of Operations for the nine months ended March 31, 2025.

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

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2025 our disclosure controls and procedures were not effective due to the material weaknesses identified during the audit of our financial statements for the year ended December 31, 2024.

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

BLUE LINE PROTECTION GROUP, INC.

May 6, 2025	By:
Daniel Allen, Principal Executive, Financial and
Accounting Officer

